Form 10-Q
period 2026-06-30
STIFEL FINANCIAL CORP
filed 2026-08-05
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - July 30, 2026
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	151,001,734
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	June 30, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$2,191,628	$2,253,789
Cash segregated for regulatory purposes	30,068	29,018
Receivables:
Brokerage clients, net	1,361,802	1,138,094
Brokers, dealers, and clearing organizations	864,846	571,663
Securities purchased under agreements to resell	798,907	564,162
Financial instruments owned, at fair value	1,699,070	1,427,835
Available-for-sale securities, at fair value	1,529,505	1,593,390
Held-to-maturity securities, at amortized cost	6,881,353	6,549,054
Loans:
Held for investment, net	24,431,513	21,925,257
Held for sale, at lower of cost or fair value	373,591	502,199
Investments, at fair value	85,274	81,825
Fixed assets, net	228,745	197,119
Operating lease right-of-use assets, net	769,245	788,477
Goodwill	1,463,858	1,463,858
Intangible assets, net	88,799	108,045
Loans and advances to financial advisors and other employees, net	672,608	744,635
Deferred tax assets, net	139,522	151,204
Other assets	1,297,275	1,181,158
Total assets	$44,907,609	$41,270,782
Liabilities
Payables:
Brokerage clients, net	$709,823	$431,583
Brokers, dealers, and clearing organizations	487,190	303,378
Drafts	68,043	142,916
Securities sold under agreements to repurchase	1,095,619	651,236
Bank deposits	32,264,006	29,752,063
Financial instruments sold, but not yet purchased, at fair value	962,970	793,626
Accrued compensation	711,796	988,952
Lease liabilities, net	838,090	855,899
Accounts payable and accrued expenses	633,976	701,369
Federal Home Loan Bank advances	450,000	—
Senior notes, net	617,855	617,443
Debentures to Stifel Financial Capital Trusts	55,000	55,000
Total liabilities	38,894,368	35,293,465
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 291,000,000 shares; issued 167,494,307 and 167,494,164 shares, respectively	25,124	25,124
Additional paid-in-capital	1,857,164	1,907,949
Retained earnings	4,432,191	4,163,363
Accumulated other comprehensive loss	(29,250)	(17,809)
Treasury stock, at cost, 15,904,926 and 14,997,515 shares, respectively	(956,988)	(786,310)
Total equity	6,013,241	5,977,317
Total liabilities and equity	$44,907,609	$41,270,782

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Commissions	$221,462	$200,669	$429,296	$394,339
Principal transactions	140,091	172,603	290,312	314,263
Investment banking	331,954	233,460	673,366	471,402
Asset management	456,630	403,608	916,087	813,149
Interest	476,093	477,056	927,142	952,688
Other income	12,549	3,690	68,228	14,271
Total revenues	1,638,779	1,491,086	3,304,431	2,960,112
Interest expense	187,975	206,800	375,466	420,357
Net revenues	1,450,804	1,284,286	2,928,965	2,539,755
Non-interest expenses:
Compensation and benefits	833,018	774,936	1,681,352	1,507,156
Occupancy and equipment rental	100,555	95,678	200,250	186,444
Communications and office supplies	46,341	47,847	97,362	97,360
Commissions and floor brokerage	15,039	17,146	30,080	33,952
Provision for credit losses	12,538	8,328	19,073	20,348
Other operating expenses	143,875	126,531	275,338	417,311
Total non-interest expenses	1,151,366	1,070,466	2,303,455	2,262,571
Income from operations before income tax expense	299,438	213,820	625,510	277,184
Provision for income taxes	72,961	58,765	147,614	69,137
Net income	226,477	155,055	477,896	208,047
Preferred dividends	9,321	9,321	18,641	18,641
Net income available to common shareholders	$217,156	$145,734	$459,255	$189,406

Earnings per common share:
Basic	$1.41	$0.94	$2.97	$1.21
Diluted	$1.34	$0.89	$2.83	$1.15

Cash dividends declared per common share	$0.34	$0.31	$0.68	$0.62

Weighted-average number of common shares outstanding:
Basic	154,234	155,024	154,869	156,074
Diluted	161,631	163,271	162,556	164,687

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$226,477	$155,055	$477,896	$208,047
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(954)	9,016	(7,305)	29,830
Foreign currency translation adjustment	(1,087)	8,535	(4,136)	11,608
Total other comprehensive income/(loss), net of tax	(2,041)	17,551	(11,441)	41,438
Total comprehensive income	$224,436	$172,606	$466,455	$249,485

(1)
Net of tax benefit of $0.7 million and tax expense of $6.7 million for the three months ended June 30, 2026 and 2025, respectively. Net of tax benefit of $3.5 million and tax expense of $13.8 million for the six months ended June 30, 2026 and 2025, respectively.
(2)
There were no reclassifications to earnings for the six months ended June 30, 2026 and 2025.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2026	2025
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	25,124	25,124
Issuance of common stock	—	—
Balance, end of period	25,124	25,124
Additional paid-in-capital:
Balance, beginning of period	1,821,332	1,803,118
Unit amortization, net of forfeitures	45,897	34,849
Distributions under employee plans	(9,942)	(8,453)
Other	(123)	(106)
Balance, end of period	1,857,164	1,829,408
Retained earnings:
Balance, beginning of period	4,269,894	3,720,504
Net income	226,477	155,055
Dividends declared:
Common	(57,672)	(52,707)
Preferred	(9,321)	(9,321)
Distributions under employee plans	516	(324)
Other	2,297	—
Balance, end of period	4,432,191	3,813,207
Accumulated other comprehensive loss:
Balance, beginning of period	(27,209)	(51,751)
Unrealized gains/(losses) on securities, net of tax	(954)	9,016
Foreign currency translation adjustment, net of tax	(1,087)	8,535
Balance, end of period	(29,250)	(34,200)
Treasury stock, at cost:
Balance, beginning of period	(789,659)	(643,809)
Distributions under employee plans	4,754	5,293
Common stock repurchased	(172,083)	(83,038)
Balance, end of period	(956,988)	(721,554)
Total Shareholders' Equity	$6,013,241	$5,596,985

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	25,124	25,124
Issuance of common stock	—	—
Balance, end of period	25,124	25,124
Additional paid-in-capital:
Balance, beginning of period	1,907,949	1,887,193
Unit amortization, net of forfeitures	98,919	81,737
Distributions under employee plans	(149,655)	(139,365)
Other	(49)	(157)
Balance, end of period	1,857,164	1,829,408
Retained earnings:
Balance, beginning of period	4,163,363	3,794,609
Net income	477,896	208,047
Dividends declared:
Common	(115,342)	(105,485)
Preferred	(18,641)	(18,641)
Distributions under employee plans	(80,616)	(65,377)
Other	5,531	54
Balance, end of period	4,432,191	3,813,207
Accumulated other comprehensive loss:
Balance, beginning of period	(17,809)	(75,638)
Unrealized gains/(losses) on securities, net of tax	(7,305)	29,830
Foreign currency translation adjustment, net of tax	(4,136)	11,608
Balance, end of period	(29,250)	(34,200)
Treasury stock, at cost:
Balance, beginning of period	(786,310)	(629,518)
Distributions under employee plans	97,813	84,175
Common stock repurchased	(268,491)	(176,211)
Balance, end of period	(956,988)	(721,554)
Total Shareholders' Equity	$6,013,241	$5,596,985

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$477,896	$208,047
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	31,012	30,281
Amortization of loans and advances to financial advisors and other employees	75,863	70,918
Amortization of premium on investment portfolio	2,800	3,660
Provision for credit losses	19,073	20,348
Amortization of intangible assets	19,099	10,937
Deferred income taxes	14,234	(42,923)
Stock-based compensation	111,852	93,481
Gain on sale of business	(47,284)	—
Unrealized gains on investments	(238)	(4,468)
Gain on sale of leased aircraft engines	—	(32,063)
Other, net	10,484	(2,101)
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	(223,708)	(19,799)
Brokers, dealers, and clearing organizations	(293,183)	(150,592)
Securities purchased under agreements to resell	(234,745)	(108,554)
Financial instruments owned	(271,235)	(174,505)
Loans originated as held for sale	(1,235,628)	(986,234)
Proceeds from loans held for sale	1,383,978	1,403,477
Loans and advances to financial advisors and other employees, net	(23,915)	(127,850)
Other assets	(107,717)	69,236
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients, net	278,240	110,388
Brokers, dealers, and clearing organizations	(15,318)	11,310
Drafts	(74,873)	(20,047)
Financial instruments sold, but not yet purchased	169,344	173,284
Accrued compensation	(277,156)	(247,393)
Other liabilities and accrued expenses	(55,328)	107,444
Net cash provided by/(used in) operating activities	$(266,453)	$396,282

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$170,190	$165,343
Principal paydowns, maturities, and calls of held-to-maturity securities	1,206,749	845,032
Sale or maturity of investments	1,280	8
Disposition of business, net	50,456	—
Sale of leased aircraft engines	—	77,803
Increase in loans held for investment, net	(2,550,901)	(573,871)
Payments for:
Purchase of fixed assets	(62,638)	(31,405)
Purchase of available-for-sale securities	(119,010)	(90,408)
Purchase of held-to-maturity securities	(1,539,018)	(904,935)
Purchase of investments	(7,470)	(1,454)
Acquisitions, net of cash received	—	(72,591)
Net cash used in investing activities	(2,850,362)	(586,478)
Cash Flows From Financing Activities:
Payment of contingent consideration	(113)	(190)
Increase in securities sold under agreements to repurchase	444,383	139,262
Increase/(decrease) in bank deposits, net	2,511,943	(429,164)
Increase in securities loaned	199,130	221,073
Proceeds from Federal Home Loan Bank advances, net	450,000	—
Proceeds from borrowings	145,000	—
Repayment of borrowings	(145,000)	—
Repayment of short-term debt	—	(75,056)
Tax payments related to shares withheld for stock-based compensation plans	(130,534)	(119,068)
Repurchase of common stock	(268,491)	(176,211)
Cash dividends on preferred stock	(18,641)	(18,641)
Cash dividends paid to common stock and equity-award holders	(127,837)	(115,557)
Net cash provided by/(used in) financing activities	3,059,840	(573,552)
Effect of exchange rate changes on cash	(4,136)	11,608
Decrease in cash, cash equivalents, and cash segregated for regulatory purposes	(61,111)	(752,140)
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,282,807	2,678,203
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$2,221,696	$1,926,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$379,842	$426,513
Cash paid for income taxes, net of refunds	61,996	81,595
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	25,314	735,629
Transfer of loans held for sale to held for investment	—	97,464
Unit grants, net of forfeitures	203,040	228,370

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,191,628	$2,253,789
Cash segregated for regulatory purposes	30,068	29,018
Total cash, cash equivalents, and cash segregated for regulatory purposes	$2,221,696	$2,282,807

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, for cash consideration to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $47.3 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

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

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for credit losses. Our allowance for credit losses was approximately $30.8 million and $32.3 million at June 30, 2026 and December 31, 2025, respectively.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2026 and December 31, 2025, included (in thousands):

	June 30, 2026	December 31, 2025
Deposits paid for securities borrowed	$434,785	$315,561
Receivable from clearing organizations	363,822	248,371
Securities failed to deliver	66,239	7,731
Total receivables from brokers, dealers, and clearing organizations	$864,846	$571,663

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2026 and December 31, 2025, included (in thousands):

	June 30, 2026	December 31, 2025
Deposits received from securities loaned	$451,267	$252,137
Securities failed to receive	30,306	30,906
Payable to clearing organizations	5,617	20,335
Total payables to brokers, dealers, and clearing organizations	$487,190	$303,378

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$34,946	$16,857	$31,819	$16,508
Money market funds	3,168	—	2,340	—
Mutual funds	728	—	668	—
Private equity funds	292	—	290	—
Total fair value of funds measured at NAV	$39,134	$16,857	$35,117	$16,508

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, are presented below (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$32,340	$32,340	$—	$—
U.S. government agency securities	240,600	—	240,600	—
Agency mortgage-backed securities	515,218	—	515,218	—
Asset-backed securities	206,923	—	206,423	500
Corporate securities:
Fixed income securities	307,044	106	306,938	—
Equity securities	47,009	46,023	882	104
State and municipal securities	275,626	—	275,626	—
Other (1)	74,310	—	6,407	67,903
Total financial instruments owned	1,699,070	78,469	1,552,094	68,507
Available-for-sale securities:
U.S. government agency securities	2,395	—	2,395	—
State and municipal securities	2,320	—	2,320	—
Mortgage-backed securities:
Agency	1,109,680	—	1,109,680	—
Commercial	1,269	—	1,269	—
Non-agency	133	—	133	—
Corporate fixed income securities	336,461	—	336,461	—
Asset-backed securities	77,247	—	77,247	—
Total available-for-sale securities	1,529,505	—	1,529,505	—
Investments:
Corporate equity securities	34,219	10,671	4,412	19,136
Auction rate securities	184	—	—	184
Other (2)	14,905	—	—	14,905
Investments in funds and partnerships measured at NAV	35,966
Total investments	85,274	10,671	4,412	34,225
Derivative contracts (3)	70,457	—	70,457	—
Subtotal	3,384,306	89,140	3,156,468	102,732
Cash equivalents measured at NAV	3,168
Total assets at fair value on a recurring basis	$3,387,474	$89,140	$3,156,468	$102,732

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$661,011	$661,011	$—	$—
Agency mortgage-backed securities	156,073	—	156,073	—
Corporate securities:
Fixed income securities	141,150	—	141,150	—
Equity securities	4,362	4,362	—	—
Other (4)	374	—	—	374
Total financial instruments sold, but not yet purchased	962,970	665,373	297,223	374
Derivative contracts (5)	70,466	—	70,466	—
Total liabilities at fair value on a recurring basis	$1,033,436	$665,373	$367,689	$374

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at March 31, 2026	$500	$—	$75,655	$19,411	$554	$14,366
Unrealized gains/(losses)	—	6	(4)	(930)	5	539
Realized losses	—	—	(3)	—	(7)	—
Purchases	—	—	13,469	655	—	—
Sales	—	—	(1,369)	—	(368)	—
Redemptions	—	—	(19,845)	—	—	—
Transfers into Level 3	—	98	—	—	—	—
Net change	—	104	(7,752)	(275)	(370)	539
Balance at June 30, 2026	$500	$104	$67,903	$19,136	$184	$14,905

The following table summarizes the change in fair value associated with Level 3 financial instruments during the six months ended June 30, 2026 (in thousands):

	Six Months Ended June 30, 2026
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2025	$4,040	$114	$56,898	$19,446	$551	$13,560
Unrealized gains/(losses)	(534)	6	(24)	(965)	8	1,345
Realized losses	(2)	(10)	(3)	—	(7)	—
Purchases	—	—	41,574	655	—	—
Sales	(3,004)	(104)	(1,369)	—	(368)	—
Redemptions	—	—	(29,173)	—	—	—
Transfers into Level 3	—	98	—	—	—	—
Net change	(3,540)	(10)	11,005	(310)	(367)	1,345
Balance at June 30, 2026	$500	$104	$67,903	$19,136	$184	$14,905

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2026, relating to Level 3 assets still held at June 30, 2026, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of June 30, 2026 and December 31, 2025, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,191,628	$2,191,628	$2,253,789	$2,253,789
Cash segregated for regulatory purposes	30,068	30,068	29,018	29,018
Securities purchased under agreements to resell	798,907	798,907	564,162	564,162
Financial instruments owned	1,699,070	1,699,070	1,427,835	1,427,835
Available-for-sale securities	1,529,505	1,529,505	1,593,390	1,593,390
Held-to-maturity securities	6,881,353	6,895,122	6,549,054	6,565,484
Bank loans	24,431,513	24,251,223	21,925,257	21,610,180
Loans held for sale	373,591	373,591	502,199	502,199
Investments	85,274	85,274	81,825	81,825
Derivative contracts (1)	70,457	70,457	71,297	71,297
Financial liabilities:
Securities sold under agreements to repurchase	$1,095,619	$1,095,619	$651,236	$651,236
Bank deposits	32,264,006	32,263,766	29,752,063	29,752,095
Financial instruments sold, but not yet purchased	962,970	962,970	793,626	793,626
Federal Home Loan Bank advances	450,000	450,000	—	—
Senior notes	617,855	563,264	617,443	576,180
Debentures to Stifel Financial Capital Trusts	55,000	50,493	55,000	51,582
Derivative contracts (2)	70,466	70,466	71,311	71,311

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,188,460	$2,188,460	$—	$—
Cash segregated for regulatory purposes	30,068	30,068	—	—
Securities purchased under agreements to resell	798,907	—	798,907	—
Held-to-maturity securities	6,895,122	—	6,827,323	67,799
Bank loans	24,251,223	—	24,167,955	83,268
Loans held for sale	373,591	—	373,591	—
Financial liabilities:
Securities sold under agreements to repurchase	$1,095,619	$—	$1,095,619	$—
Bank deposits	32,263,766	—	32,263,766	—
Federal Home Loan Bank advances	450,000	450,000	—	—
Senior notes	563,264	563,264	—	—
Debentures to Stifel Financial Capital Trusts	50,493	—	—	50,493

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,251,449	$2,251,449	$—	$—
Cash segregated for regulatory purposes	29,018	29,018	—	—
Securities purchased under agreements to resell	564,162	—	564,162	—
Held-to-maturity securities	6,565,484	—	6,495,393	70,091
Bank loans	21,610,180	—	21,515,785	94,395
Loans held for sale	502,199	—	502,199	—
Financial liabilities:
Securities sold under agreements to repurchase	$651,236	$—	$651,236	$—
Bank deposits	29,752,095	—	29,752,095	—
Senior notes	576,180	576,180	—	—
Debentures to Stifel Financial Capital Trusts	51,582	—	—	51,582

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2026 and December 31, 2025.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2026 and December 31, 2025 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2026 and December 31, 2025 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Financial instruments owned:
U.S. government securities	$32,340	$5,196
U.S. government agency securities	240,600	174,478
Agency mortgage-backed securities	515,218	515,634
Asset-backed securities	206,923	143,723
Corporate securities:
Fixed income securities	307,044	295,570
Equity securities	47,009	55,312
State and municipal securities	275,626	174,579
Other (1)	74,310	63,343
Total financial instruments owned	$1,699,070	$1,427,835
Financial instruments sold, but not yet purchased:
U.S. government securities	$661,011	$475,449
Agency mortgage-backed securities	156,073	154,983
Corporate securities:
Fixed income securities	141,150	145,582
Equity securities	4,362	16,363
Other (2)	374	1,249
Total financial instruments sold, but not yet purchased	$962,970	$793,626

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes syndicated loans and state and municipal securities.

At June 30, 2026 and December 31, 2025, financial instruments owned in the amount of $870.1 million and $523.4 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,457	$1	$(63)	$2,395
State and municipal securities	2,325	—	(5)	2,320
Mortgage-backed securities:
Agency	1,199,849	2,776	(92,945)	1,109,680
Commercial	1,302	—	(33)	1,269
Non-agency	134	—	(1)	133
Corporate fixed income securities	360,966	117	(24,622)	336,461
Asset-backed securities	77,552	51	(356)	77,247
Total available-for-sale securities	$1,644,585	$2,945	$(118,025)	$1,529,505
Held-to-maturity securities (2)
Asset-backed securities	$6,881,353	$17,267	$(3,498)	$6,895,122

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,440	$6	$(65)	$2,381
State and municipal securities	2,325	1	—	2,326
Mortgage-backed securities:
Agency	1,181,888	4,652	(85,128)	1,101,412
Commercial	2,136	—	(23)	2,113
Non-agency	156	—	(4)	152
Corporate fixed income securities	400,053	94	(24,397)	375,750
Asset-backed securities	109,591	108	(443)	109,256
Total available-for-sale securities	$1,698,589	$4,861	$(110,060)	$1,593,390
Held-to-maturity securities (2)
Asset-backed securities	$6,549,054	$18,943	$(2,513)	$6,565,484

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2026, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at June 30, 2026 and December 31, 2025 was $79.5 million and $84.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2026 and 2025.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at June 30, 2026 and December 31, 2025 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$97,889	$97,619	$104,503	$103,686
After one year through three years	26,054	24,924	38,192	36,763
After three years through five years	229,576	208,045	105,181	98,421
After five years through ten years	105,670	98,855	260,454	241,770
After ten years	1,185,396	1,100,062	1,190,259	1,112,750
Total available-for-sale securities	$1,644,585	$1,529,505	$1,698,589	$1,593,390
Held-to-maturity securities
After three years through five years	237,510	237,570	157,770	157,868
After five years through ten years	717,517	718,208	1,494,530	1,495,893
After ten years	5,926,326	5,939,344	4,896,754	4,911,723
Total held-to-maturity securities	$6,881,353	$6,895,122	$6,549,054	$6,565,484

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2026, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,395	$—	$—	$2,395
State and municipal securities	—	2,320	—	—	2,320
Mortgage-backed securities:
Agency	4	15,812	69,409	1,024,455	1,109,680
Commercial	—	—	—	1,269	1,269
Non-agency	—	—	133	—	133
Corporate fixed income securities	97,615	212,442	26,404	—	336,461
Asset-backed securities	—	—	2,909	74,338	77,247
Total available-for-sale securities	$97,619	$232,969	$98,855	$1,100,062	$1,529,505
Held-to-maturity securities
Asset-backed securities	$—	$237,510	$717,517	$5,926,326	$6,881,353

At June 30, 2026 and December 31, 2025, securities of $1.2 billion and $880.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At June 30, 2026 and December 31, 2025, securities of $3.7 billion and $3.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$—	$—	$(63)	$1,916	$(63)	$1,916
State and municipal securities	—	—	(5)	2,320	(5)	2,320
Mortgage-backed securities:
Agency	(4,826)	326,441	(88,119)	552,962	(92,945)	879,403
Commercial	—	—	(33)	1,269	(33)	1,269
Non-agency	—	—	(1)	133	(1)	133
Corporate fixed income securities	(1,275)	13,098	(23,347)	318,246	(24,622)	331,344
Asset-backed securities	(26)	23,786	(330)	37,398	(356)	61,184
Total available-for-sale securities	$(6,127)	$363,325	$(111,898)	$914,244	$(118,025)	$1,277,569

At June 30, 2026, the amortized cost of 219 securities classified as available for sale exceeded their fair value by $118.0 million, of which $111.9 million related to investment securities that had been in a loss position for 12 months or longer. These unrealized losses are primarily driven by changes in interest rates and market spreads subsequent to purchase and are not indicative of credit deterioration. The total fair value of these investments at June 30, 2026, was $1.3 billion, which was 83.5% of our available-for-sale portfolio.

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

At June 30, 2026, approximately 88% of our available-for-sale securities were backed by the United States government or rated A or higher by nationally recognized rating agencies.

The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at June 30, 2026 (in thousands):

	AAA	AA	Total
Held-to-maturity securities
Asset-backed securities	$4,601,893	$2,279,460	$6,881,353

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at June 30, 2026 and December 31, 2025 (in thousands, except percentages):

	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Residential real estate	$9,619,618	39.1%	$9,254,939	41.9%
Fund banking	5,767,990	23.5	4,096,649	18.6
Commercial and industrial	4,529,422	18.4	4,135,091	18.7
Securities-based loans	2,977,657	12.1	2,672,431	12.1
Construction and land	977,377	4.0	1,214,450	5.5
Commercial real estate	412,809	1.7	423,474	1.9
Home equity lines of credit	247,016	1.0	225,196	1.0
Other	42,796	0.2	44,533	0.3
Gross bank loans	24,574,685	100.0%	22,066,763	100.0%
Loans in process/(unapplied loan payments), net	(19,831)		(10,779)
Unamortized loan fees, net	(2,656)		1,518
Allowance for credit losses on loans	(120,685)		(132,245)
Loans held for investment, net	$24,431,513		$21,925,257

At June 30, 2026 and December 31, 2025, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $101.4 million and $98.4 million, respectively.

At June 30, 2026 and December 31, 2025, we had loans held for sale of $373.6 million and $502.2 million, respectively. For the three months ended June 30, 2026 and 2025, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $0.6 million and $4.2 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2026 and 2025, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $3.1 million and $4.8 million, respectively, from the sale of originated loans, net of fees and costs.

At June 30, 2026 and December 31, 2025, loans, primarily consisting of residential and commercial real estate loans of $8.9 billion and $8.6 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At June 30, 2026 and December 31, 2025, loans of $3.3 billion and $3.1 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at June 30, 2026 and December 21, 2025 was $92.5 million and $90.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2026 (in thousands).

	Three Months Ended June 30, 2026
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$76,781	$15,171	$(12,899)	$—	$79,053
Residential real estate	10,988	1,401	—	—	12,389
Construction and land	10,295	(6,368)	—	6,760	10,687
Fund banking	7,475	1,334	—	—	8,809
Commercial real estate	5,651	(732)	—	—	4,919
Securities-based loans	3,300	209	—	—	3,509
Home equity lines of credit	120	620	—	—	740
Other	568	10	—	1	579
Total allowance for credit losses	$115,178	$11,645	$(12,899)	$6,761	$120,685

	Six Months Ended June 30, 2026
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,612	$24,095	$(37,654)	$—	$79,053
Residential real estate	11,264	1,125	—	—	12,389
Construction and land	10,567	(6,640)	—	6,760	10,687
Fund banking	8,193	616	—	—	8,809
Commercial real estate	5,650	(731)	—	—	4,919
Securities-based loans	3,254	255	—	—	3,509
Home equity lines of credit	134	606	—	—	740
Other	571	6	—	2	579
Total allowance for credit losses	$132,245	$19,332	$(37,654)	$6,762	$120,685

During the three months ended June 30, 2026, we recorded $12.5 million of provision for credit losses, including $11.6 million of the reserve for credit losses for funded loans and $1.9 million of the allowance for credit losses on unfunded lending commitments, partially offset by a release of $1.0 million of the allowance for credit losses on loans and advances to financial advisors and other employees. During the six months ended June 30, 2026, we recorded $19.1 million of provision for credit losses, including $19.3 million of the reserve for credit losses for funded loans and $0.8 million of the allowance for credit losses on unfunded lending commitments, partially offset by a release of $1.0 million of the allowance for credit losses on loans and advances to financial advisors and other employees. During the three months ended June 30, 2025, we recorded $8.3 million of provision for credit losses, including $7.9 million of the reserve for credit losses for funded loans and $0.4 million of the allowance for credit losses on unfunded lending commitments. During the six months ended June 30, 2025, we recorded $20.3 million of provision for credit losses, including $20.4 million of the reserve for credit losses for funded loans, partially offset by a release of $0.1 million of the allowance for credit losses on unfunded lending commitments. The provision for credit losses related to the loan portfolio and the provision for unfunded lending commitments are included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 (in thousands).

	Three Months Ended June 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,294	$4,872	$(12,185)	$—	$84,981
Residential real estate	11,172	2,595	—	—	13,767
Construction and land	13,251	(397)	—	—	12,854
Fund banking	10,246	702	—	—	10,948
Commercial real estate	9,366	(571)	—	—	8,795
Securities-based loans	2,928	200	—	—	3,128
Home equity lines of credit	170	490	—	—	660
Other	634	(34)	—	1	601
Total allowance for credit losses	$140,061	$7,857	$(12,185)	$1	$135,734

	Six Months Ended June 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$16,274	$(23,991)	$—	$84,981
Residential real estate	11,061	2,706	—	—	13,767
Construction and land	12,866	(12)	—	—	12,854
Fund banking	10,792	156	—	—	10,948
Commercial real estate	8,057	738	—	—	8,795
Securities-based loans	2,917	211	—	—	3,128
Home equity lines of credit	317	343	—	—	660
Other	600	(8)	—	9	601
Total allowance for credit losses	$139,308	$20,408	$(23,991)	$9	$135,734

The following tables present the aging of the recorded investment in past due loans at June 30, 2026 and December 31, 2025 by portfolio segment (in thousands):

	As of June 30, 2026
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$8,834	$3,993	$12,827	$9,606,791	$9,619,618
Fund banking	—	—	—	5,767,990	5,767,990
Commercial and industrial	7,509	35,050	42,559	4,486,863	4,529,422
Securities-based loans	15,354	—	15,354	2,962,303	2,977,657
Construction and land	—	45,434	45,434	931,943	977,377
Commercial real estate	—	—	—	412,809	412,809
Home equity lines of credit	203	662	865	246,151	247,016
Other	94	62	156	42,640	42,796
Total gross bank loans	$31,994	$85,201	$117,195	$24,457,490	$24,574,685

* There were no loans past due 90 days and still accruing interest at June 30, 2026.

	As of June 30, 2026
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$67,290	$7,746	$75,036
Construction and land	—	45,862	45,862
Residential real estate	1,028	2,965	3,993
Home equity lines of credit	661	—	661
Other	17	46	63
Total nonperforming loans	$68,996	$56,619	$125,615

	As of December 31, 2025
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$16,269	$3,488	$19,757	$9,235,182	$9,254,939
Commercial and industrial	51,000	55,236	106,236	4,028,855	4,135,091
Fund banking	1,774	—	1,774	4,094,875	4,096,649
Securities-based loans	514	—	514	2,671,917	2,672,431
Construction and land	—	45,434	45,434	1,169,016	1,214,450
Commercial real estate	—	—	—	423,474	423,474
Home equity lines of credit	499	515	1,014	224,182	225,196
Other	38	3	41	44,492	44,533
Total gross bank loans	$70,094	$104,676	$174,770	$21,891,993	$22,066,763

* There were no loans past due 90 days and still accruing interest at December 31, 2025.

	As of December 31, 2025
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$80,429	$2,307	$82,736
Construction and land	—	38,417	38,417
Residential real estate	1,033	2,455	3,488
Home equity lines of credit	—	515	515
Other	3	—	3
Total nonperforming loans	$81,465	$43,694	$125,159

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and six months ended June 30, 2026 and 2025 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2026 and 2025, were immaterial to the consolidated financial statements.

Credit quality indicators

As of June 30, 2026, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2026 and December 31, 2025, 97.4% and 97.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of June 30, 2026
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,614,634	$991	$3,993	$—	$9,619,618
Fund banking	5,767,990	—	—	—	5,767,990
Commercial and industrial	4,255,957	47,914	150,515	75,036	4,529,422
Securities-based loans	2,977,657	—	—	—	2,977,657
Construction and land	826,884	59,197	45,434	45,862	977,377
Commercial real estate	375,031	13,603	24,175	—	412,809
Home equity lines of credit	246,355	—	661	—	247,016
Other	42,696	100	—	—	42,796
Total gross bank loans	$24,107,204	$121,805	$224,778	$120,898	$24,574,685

	As of December 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,247,024	$4,427	$3,488	$—	$9,254,939
Commercial and industrial	3,851,296	120,212	80,848	82,735	4,135,091
Fund banking	4,096,649	—	—	—	4,096,649
Securities-based loans	2,672,431	—	—	—	2,672,431
Construction and land	1,110,498	20,100	45,434	38,418	1,214,450
Commercial real estate	348,069	—	75,405	—	423,474
Home equity lines of credit	224,182	499	515	—	225,196
Other	44,530	3	—	—	44,533
Total gross bank loans	$21,594,679	$145,241	$205,690	$121,153	$22,066,763

	Term Loans Amortized Cost Basis by Origination Year – June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,128,113	$1,600,304	$816,509	$763,329	$2,176,320	$3,130,059	$—	$9,614,634
Special Mention	—	—	—	367	624	—	—	991
Substandard	—	—	—	—	387	3,606	—	3,993
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate	$1,128,113	$1,600,304	$816,509	$763,696	$2,177,331	$3,133,665	$—	$9,619,618
Fund banking:
Pass	$703,966	$13,891	$14,107	$—	$991	$315	$5,034,720	$5,767,990
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total fund banking	$703,966	$13,891	$14,107	$—	$991	$315	$5,034,720	$5,767,990
Commercial and industrial:
Pass	$521,655	$749,693	$672,913	$257,176	$454,503	$530,505	$1,069,512	$4,255,957
Special Mention	3,000	1,167	24,841	—	—	17,201	1,705	47,914
Substandard	33,200	—	37,113	—	30,144	14,214	35,844	150,515
Doubtful	—	1,575	2,150	9,010	14,735	34,818	12,748	75,036
Total commercial and industrial	$557,855	$752,435	$737,017	$266,186	$499,382	$596,738	$1,119,809	$4,529,422
Securities-based loans:
Pass	$400	$10,008	$4,307	$10,056	$700	$80,838	$2,871,348	$2,977,657
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total securities-based loans	$400	$10,008	$4,307	$10,056	$700	$80,838	$2,871,348	$2,977,657
Construction and land:
Pass	$—	$165,162	$87,261	$209,553	$306,691	$58,217	$—	$826,884
Special Mention	—	—	—	—	39,097	20,100	—	59,197
Substandard	—	—	—	—	45,434	—	—	45,434
Doubtful	—	—	—	—	—	45,862	—	45,862
Total construction and land	$—	$165,162	$87,261	$209,553	$391,222	$124,179	$—	$977,377
Commercial real estate:
Pass	$27,938	$41,298	$4,450	$16,758	$189,877	$91,710	$3,000	$375,031
Special Mention	—	—	13,603	—	—	—	—	13,603
Substandard	—	—	—	—	24,175	—	—	24,175
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$27,938	$41,298	$18,053	$16,758	$214,052	$91,710	$3,000	$412,809
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$246,355	$246,355
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	661	661
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit	$—	$—	$—	$—	$—	$—	$247,016	$247,016
Other:
Pass	$—	$—	$—	$—	$3,991	$20,000	$18,705	$42,696
Special Mention	—	—	—	—	—	—	100	100
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other	$—	$—	$—	$—	$3,991	$20,000	$18,805	$42,796

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2025	Adjustments	Write-off	June 30, 2026
Goodwill
Global Wealth Management	$351,708	$—	$—	$351,708
Institutional Group	1,112,150	—	—	1,112,150
Total goodwill	$1,463,858	$—	$—	$1,463,858

	December 31, 2025	Adjustments	Amortization	June 30, 2026
Intangible assets
Global Wealth Management	$26,287	$—	$(1,944)	$24,343
Institutional Group	81,758	(147)	(17,155)	64,456
Total intangible assets	$108,045	$(147)	$(19,099)	$88,799

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$197,919	$117,428	$198,209	$111,535
Investment banking backlog	27,263	27,223	27,263	18,071
Trade names	20,916	15,941	20,916	15,387
Acquired technology	19,903	18,133	19,903	15,141
Non-compete agreements	8,729	7,206	8,729	6,841
Total intangible assets	$274,730	$185,931	$275,020	$166,975

Amortization expense related to intangible assets was $8.6 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $19.1 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at June 30, 2026, are: customer relationships, 8.3 years; trade names, 5.1 years; non-compete agreements, 2.5 years; and acquired technology, 8.0 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of June 30, 2026, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2026	$7,802
2027	14,479
2028	13,157
2029	12,383
2030	10,199
Thereafter	28,661
Total amortizable intangible assets	$86,681

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

Our uncommitted secured lines of credit at June 30, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the six months ended June 30, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $100.0 million during the six months ended June 30, 2026. At June 30, 2026, we had no outstanding balance on our uncommitted, unsecured line.

The Federal Home Loan advances of $450.0 million as of June 30, 2026, are floating-rate advances. The weighted average interest rate on these advances during the six months ended June 30, 2026 was 3.35%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(7,145)	(7,557)
Senior notes, net	$617,855	$617,443

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

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Demand deposits (interest-bearing)	$31,476,634	$28,931,314
Demand deposits (non-interest-bearing)	498,688	339,494
Certificates of deposit	288,684	481,255
Total deposits	$32,264,006	$29,752,063

At June 30, 2026 and December 31, 2025, there were no time deposits that exceeded the FDIC-insured amount, and all certificate of deposit balances at June 30, 2026, were due within one year.

At June 30, 2026 and December 31, 2025, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. Brokerage customers’ deposits were $24.3 billion and $25.6 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$70,457	$70,466	$1,768,530

	December 31, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$71,297	$71,311	$2,186,352

The scheduled maturities of our derivative instruments as of June 30, 2026, are as follows (in thousands):

Within one year	$196,678
One to three years	574,570
Three to five years	527,599
Five to ten years	433,625
Ten to fifteen years	23,375
Fifteen years and thereafter	12,683
Total notional value	$1,768,530

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Swaps	$1,671,030	$1,853,852
Written options	97,500	332,500
Total notional value	$1,768,530	$2,186,352

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$434,785	$798,907	$70,457	$1,304,149
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	434,785	798,907	70,457	1,304,149
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(80,918)	(26,456)	(4,472)	(111,846)
Available collateral	(337,279)	(768,298)	(65,985)	(1,171,562)
Net amount	$16,588	$4,153	$—	$20,741

	As of December 31, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$315,561	$564,162	$71,297	$951,020
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	315,561	564,162	71,297	951,020
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(36,328)	(15,198)	(23,207)	(74,733)
Available collateral	(264,980)	(546,308)	(22,842)	(834,130)
Net amount	$14,253	$2,656	$25,248	$42,157
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. Deposits paid for securities borrowed approximate the market value of the securities.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $794.0 million and $561.3 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $56.6 million and $19.0 million at June 30, 2026 and December 31, 2025, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(451,267)	$(1,095,619)	$(70,466)	$(1,617,352)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(451,267)	(1,095,619)	(70,466)	(1,617,352)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	80,918	26,456	4,472	111,846
Collateral pledged	370,349	1,069,163	19,529	1,459,041
Net amount	$—	$—	$(46,465)	$(46,465)

	As of December 31, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(252,137)	$(651,236)	$(71,311)	$(974,684)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(252,137)	(651,236)	(71,311)	(974,684)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	36,328	15,198	23,207	74,733
Collateral pledged	215,809	636,038	39,619	891,466
Net amount	$—	$—	$(8,485)	$(8,485)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $1.0 billion and $687.2 million at June 30, 2026 and December 31, 2025, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. There were no securities pledged as collateral at June 30, 2026 or December 31, 2025.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2026, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of June 30, 2026, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $156.1 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2026, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of June 30, 2026, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

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

FINRA Arbitration Matters

On March 12, 2025, a three-person FINRA arbitration panel entered an award in a customer arbitration against the Company’s brokerage subsidiary, Stifel, in the amount of $132.5 million, consisting of $26.5 million in compensatory damages, $79.5 million in punitive damages, and $26.5 million in attorneys’ fees and costs. The arbitration involved claims by four family members arising out of their investments, principally in structured notes, through a now former Stifel private wealth advisor. Stifel subsequently moved to vacate the arbitration award and on May 5, 2026, while the motion to vacate was on appeal, entered into an agreement settling the matter during the quarter.

Stifel has also been named as the respondent in additional arbitration claims involving similar allegations that were filed by other customers of the same former advisor. Two of those claims resulted in adverse awards and sixteen others have been resolved, and sixteen other such claims have yet to be resolved or adjudicated. The Company’s estimate of losses that may be sought by the customers whose claims have been filed but not yet resolved or adjudicated do not take into consideration claims for enhanced damages or attorneys’ fees. While we continue to believe that Stifel has viable defenses to at least limit its liability in these additional cases, we can provide no assurance that we will be able to settle these claims or will be successful in defending them on the merits, or that these claims will not result in material liability to the Company.

Cash Sweeps Litigation

Beginning in March 2025, the Company and certain of its affiliates were named as defendants in multiple putative class actions brought in the federal district court for the Eastern District of Missouri on behalf of customers who had cash deposits or balances in the Stifel Insured Bank Deposit Program or the Stifel Insured Bank Deposit Program for Retirement Accounts. The actions were consolidated by the Court and on May 5, 2026, lead counsel appointed by the Court filed a Consolidated Class Action Complaint (“Consolidated Complaint”). The Consolidated Complaint alleges various contractual, fiduciary, and statutory claims based on the allegation that the Company failed to pay a reasonable rate of interest on its cash sweep products, and seeks unspecified compensatory damages, equitable relief, and treble damages. On July 9, 2026, the Company filed a motion to dismiss the Complaint. While there can be no assurance that we will be successful, we intend to vigorously defend the claims.

401(k) Plan Litigation

On July 4, 2025 (Dell Complaint) and February 20, 2026 (Striplin Complaint), the Company, the Board, and its investment committee and respective members (together, the “Company Defendants”) were sued in two separate putative class actions related to the administration of the Company’s 401(k) Plan (the “Plan”) pending in federal district court for the Eastern District of Missouri. The complaints are brought on behalf of the Plan and current and former employees that are members of the Plan alleging fiduciary violations of the Employee Retirement Income Security Act (ERISA). On September 22, 2025 (Dell) and May 18, 2026 (Striplin) Amended Complaints were filed.

The Dell Complaint alleges the Company Defendants breached their fiduciary duties by causing the Plan to pay excessive recordkeeping and administrative service fees and by failing to prudently monitor and remove one of the Plan’s investment options. The Striplin Complaint alleges the Company Defendants breached their fiduciary duties by failing to prudently monitor and remove two of the Plan’s investment options. The Company Defendants filed motions to dismiss the Amended Complaints in both Dell and Striplin.

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

At June 30, 2026, Stifel had net capital of $776.5 million, which was 37.7% of aggregate debit items and $735.3 million in excess of its minimum required net capital. At December 31, 2025, Stifel had net capital of $559.5 million, which was 37.7% of aggregate debit items and $529.8 million in excess of its minimum required net capital. At June 30, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2026, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At June 30, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of June 30, 2026 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,890,357	14.7%	$1,188,244	4.5%	$1,716,353	6.5%
Tier 1 capital	4,575,357	17.3%	1,584,326	6.0%	2,112,434	8.0%
Total capital	4,778,748	18.1%	2,112,434	8.0%	2,640,543	10.0%
Tier 1 leverage	4,575,357	11.2%	1,639,330	4.0%	2,049,162	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,336,645	11.0%	$548,139	4.5%	$791,756	6.5%
Tier 1 capital	1,336,645	11.0%	730,852	6.0%	974,469	8.0%
Total capital	1,433,302	11.8%	974,469	8.0%	1,218,086	10.0%
Tier 1 leverage	1,336,645	7.1%	756,662	4.0%	945,828	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$958,490	10.6%	$405,164	4.5%	$585,237	6.5%
Tier 1 capital	958,490	10.6%	540,219	6.0%	720,291	8.0%
Total capital	1,012,079	11.2%	720,291	8.0%	900,364	10.0%
Tier 1 leverage	958,490	7.1%	542,950	4.0%	678,687	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At June 30, 2026 and December 31, 2025, operating lease right-of-use assets were $769.2 million and $788.5 million, respectively, and lease liabilities were $838.1 million and $855.9 million, respectively.

The tables below summarize our net lease cost for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease cost	$27,486	$28,587
Short-term lease cost	352	462
Variable lease cost	8,056	7,532
Sublease income	(222)	(241)
Net lease cost	$35,672	$36,340

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$56,915	$56,137
Short-term lease cost	730	813
Variable lease cost	15,260	14,751
Sublease income	(471)	(320)
Net lease cost	$72,434	$71,381

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the six months ended June 30, 2026 (in thousands):

Operating lease cash flows	$57,293
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,281
Weighted-average remaining lease term (years)	11.9
Weighted-average discount rate	5.17%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of June 30, 2026, (in thousands, except percentages).

Remainder of 2026	$55,636
2027	111,917
2028	110,077
2029	107,753
2030	102,752
Thereafter	673,562
Total undiscounted lease payments	1,161,697
Imputed interest	(323,607)
Present value of operating lease liabilities	$838,090

Aircraft Engine Operating Leases

As of June 30, 2026, the Company had a total lease portfolio of 4 aircraft engines with a net book value of $16.7 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

There were no sales during the six months ended June 30, 2026. During the three months ended June 30, 2025, the Company sold 5 aircraft engines with a net book value of $42.1 million and recognized a gain from the sale of $28.5 million, which is included in principal transactions in the consolidated statements of operations. During the six months ended June 30, 2025, the Company sold 6 aircraft engines with a net book value of $53.1 million and recognized a gain from the sale of $32.1 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $0.6 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenues from contracts with customers:
Commissions	$221,462	$200,669
Investment banking	331,954	233,460
Asset management	456,630	403,608
Other	1,891	1,181
Total revenue from contracts with customers	1,011,937	838,918
Other sources of revenue:
Interest	476,093	477,056
Principal transactions	140,091	172,603
Other	10,658	2,509
Total revenues	$1,638,779	$1,491,086

	Six Months Ended June 30,
	2026	2025
Revenues from contracts with customers:
Commissions	$429,296	$394,339
Investment banking	673,366	471,402
Asset management	916,087	813,149
Other	3,547	2,518
Total revenue from contracts with customers	2,022,296	1,681,408
Other sources of revenue:
Interest	927,142	952,688
Principal transactions	290,312	314,263
Other	64,681	11,753
Total revenues	$3,304,431	$2,960,112

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$147,157	$74,305	$—	$221,462
Capital raising	8,558	165,898	—	174,456
Advisory	135	157,363	—	157,498
Investment banking	8,693	323,261	—	331,954
Asset management	456,596	34	—	456,630
Other	1,891	—	—	1,891
Total revenue from contracts with customers	614,337	397,600	—	1,011,937
Primary Geographic Region:
United States	614,337	335,013	—	949,350
United Kingdom	—	33,204	—	33,204
Canada	—	17,295	—	17,295
Other	—	12,088	—	12,088
Total revenue from contracts with customers	$614,337	$397,600	$—	$1,011,937

	Three Months Ended June 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$128,203	$72,466	$—	$200,669
Capital raising	6,224	99,931	—	106,155
Advisory	—	127,305	—	127,305
Investment banking	6,224	227,236	—	233,460
Asset management	403,574	34	—	403,608
Other	1,181	—	—	1,181
Total revenue from contracts with customers	539,182	299,736	—	838,918
Primary Geographic Region:
United States	539,182	248,636	—	787,818
United Kingdom	—	32,317	—	32,317
Canada	—	9,786	—	9,786
Other	—	8,997	—	8,997
Total revenue from contracts with customers	$539,182	$299,736	$—	$838,918

	Six Months Ended June 30, 2026
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$287,221	$142,075	$—	$429,296
Capital raising	14,630	282,800	—	297,430
Advisory	135	375,801	—	375,936
Investment banking	14,765	658,601	—	673,366
Asset management	916,022	65	—	916,087
Other	3,547	—	—	3,547
Total revenue from contracts with customers	1,221,555	800,741	—	2,022,296
Primary Geographic Region:
United States	1,221,555	647,379	—	1,868,934
United Kingdom	—	85,441	—	85,441
Canada	—	40,417	—	40,417
Other	—	27,504	—	27,504
Total revenue from contracts with customers	$1,221,555	$800,741	$—	$2,022,296

	Six Months Ended June 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$254,029	$140,310	$—	$394,339
Capital raising	12,132	194,495	—	206,627
Advisory	—	264,775	—	264,775
Investment banking	12,132	459,270	—	471,402
Asset management	813,080	69	—	813,149
Other	2,476	—	42	2,518
Total revenue from contracts with customers	1,081,717	599,649	42	1,681,408
Primary Geographic Region:
United States	1,081,717	489,138	42	1,570,897
United Kingdom	—	67,881	—	67,881
Canada	—	26,658	—	26,658
Other	—	15,972	—	15,972
Total revenue from contracts with customers	$1,081,717	$599,649	$42	$1,681,408

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2026. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2026.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $193.0 million and $176.3 million at June 30, 2026 and December 31, 2025, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the six months ended June 30, 2026.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2026 and December 31, 2025 was $17.4 million and $27.0 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans held for investment and held for sale	$315,949	$310,635	$612,336	$615,602
Investment securities	103,682	113,943	203,848	227,470
Interest-bearing cash and federal funds sold	17,806	20,785	38,131	47,120
Margin balances	16,906	14,363	32,308	28,234
Financial instruments owned	9,030	9,333	17,408	15,879
Other	12,720	7,997	23,111	18,383
Total interest income	$476,093	$477,056	$927,142	$952,688
Interest expense:
Bank deposits	$163,503	$187,533	$314,391	$380,655
Senior notes	7,131	7,131	14,262	14,262
Other	17,341	12,136	46,813	25,440
Total interest expense	$187,975	$206,800	$375,466	$420,357

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 12.0 million shares at June 30, 2026.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $43.2 million and $32.0 million for the three months ended June 30, 2026 and 2025, respectively, and $85.1 million and $67.2 million for the six months ended June 30, 2026 and 2025, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $31.4 million and $29.5 million for the three months ended June 30, 2026 and 2025, respectively, and $62.6 million and $58.4 million for the six months ended June 30, 2026 and 2025, respectively.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $3.7 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively, and $7.5 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, there was $37.7 million and $43.6 million, respectively, of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statements of financial condition.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At June 30, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 14.8 million were unvested.

At June 30, 2026, there was unrecognized compensation cost for deferred awards of approximately $908.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $4.2 million and $12.0 million for the three months ended June 30, 2026 and 2025, respectively and $8.2 million and $15.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2026 and December 31, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.9 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $1.1 billion and $651.2 million, respectively.

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

At June 30, 2026 and December 31, 2025, Stifel Bancorp had outstanding commitments to originate loans aggregating $368.8 million and $267.6 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2026, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2026 and December 31, 2025, Stifel Bancorp had outstanding letters of credit totaling $113.1 million and $91.9 million, respectively. A majority of the standby letters of credit commitments at June 30, 2026, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2026 and December 31, 2025, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $7.2 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At June 30, 2026 and December 31, 2025, the expected credit losses for unfunded lending commitments was $29.4 million and $28.7 million, respectively.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Global Wealth Management
Net revenues	$956,534	$845,631	$1,888,657	$1,696,190
Compensation and benefits	460,582	420,240	933,042	842,533
Non-compensation operating expenses	134,105	119,335	263,053	421,196
Income before income taxes	$361,847	$306,056	$692,562	$432,461
Institutional Group
Net revenues	480,694	419,779	975,952	804,708
Compensation and benefits	285,504	257,697	581,374	510,282
Non-compensation operating expenses	103,013	101,042	204,491	205,955
Income before income taxes	$92,177	$61,040	$190,087	$88,471
Other
Net revenues	13,576	18,876	64,356	38,857
Compensation and benefits	86,932	96,999	166,936	154,341
Non-compensation operating expenses	81,230	75,153	154,559	128,264
Loss before income taxes	$(154,586)	$(153,276)	$(257,139)	$(243,748)
Consolidated
Net revenues (1)	$1,450,804	$1,284,286	$2,928,965	$2,539,755
Compensation and benefits	833,018	774,936	1,681,352	1,507,156
Non-compensation operating expenses	318,348	295,530	622,103	755,415
Income from operations before income tax expense	$299,438	$213,820	$625,510	$277,184

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2026 and 2025.

The following table presents our company’s total assets on a segment basis at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Global Wealth Management	$39,269,073	$36,086,157
Institutional Group	5,470,432	4,996,613
Other	168,104	188,012
Total assets	$44,907,609	$41,270,782

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,383,314	$1,224,193	$2,760,749	$2,405,653
United Kingdom	34,676	41,336	93,710	89,580
Canada	17,700	9,091	41,049	25,570
Other	15,114	9,666	33,457	18,952
Total net revenues	$1,450,804	$1,284,286	$2,928,965	$2,539,755

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$226,477	$155,055	$477,896	$208,047
Preferred dividends	9,321	9,321	18,641	18,641
Net income available to common shareholders	$217,156	$145,734	$459,255	$189,406
Shares for basic and diluted calculation:
Average shares used in basic computation	154,234	155,024	154,869	156,074
Dilutive effect of stock options and units (1)	7,397	8,247	7,687	8,613
Average shares used in diluted computation	161,631	163,271	162,556	164,687
Earnings per common share:
Basic	$1.41	$0.94	$2.97	$1.21
Diluted	$1.34	$0.89	$2.83	$1.15

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and six months ended June 30, 2026 and 2025, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and six months ended June 30, 2026, we declared and paid cash dividends of $0.34 and $0.68 per common share. During the three and six months ended June 30, 2025, we declared and paid cash dividends of $0.31 and $0.62 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2026, the maximum number of shares that may yet be purchased under this plan was 7.8 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and six months ending June 30, 2026 and 2025 (in thousands, except average price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share repurchases	$172,083	$83,038	$268,491	$176,211
Number of shares	2,350	1,455	3,600	2,843
Average price	$73.23	$57.08	$74.58	$62.00

Preferred Stock

The Company has 3,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Company’s option subject to certain terms. This stock may be issued in series, and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

As of June 30, 2026, the Company has three outstanding series of non-convertible, non-cumulative preferred stock: 6.25% non-cumulative perpetual preferred stock, Series B; 6.125% non-cumulative perpetual preferred stock, Series C; and 4.50% non-cumulative perpetual preferred stock, Series D. The liquidation value per share is $25. During the six months ended June 30, 2026 and 2025, we declared and paid cash dividends of $18.6 million, respectively.

Treasury Stock

As of June 30, 2026 and December 31, 2025, the Company had approximately 15.9 million and 15.0 million shares held as treasury stock, respectively. During the six months ended June 30, 2026 and 2025, we issued 1.9 million shares, respectively, of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. As of June 30, 2026, all assets of SAF II have been sold. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At June 30, 2026, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	June 30, 2026
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$24,392	$5,888

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$32,100	$6,691

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	June 30, 2026
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$520,357	$276,452	$50,024
Partnership Interests	368,236	1,027	—
Total VIEs	$888,593	$277,479	$50,024

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$501,229	$264,951	$46,940
Partnership Interests	371,063	771	—
Total VIEs	$872,292	$265,722	$46,940

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $47.3 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

Results for the three and six months ended June 30, 2026

For the three months ended June 30, 2026, net revenues increased 13.0% to $1.5 billion from $1.3 billion during the comparable period in 2025. Net income available to common shareholders increased 49.0% to $217.2 million, or $1.34 per diluted common share for the three months ended June 30, 2026, compared to $145.7 million, or $0.89 per diluted common share during the comparable period in 2025.

Our revenue growth was primarily attributable to higher investment banking revenues, asset management revenues, commission revenues, and net interest income.

For the six months ended June 30, 2026, net revenues increased 15.3% to $2.9 billion compared to $2.5 billion during the comparable period in 2025. Net income available to common shareholders increased 142.5% to $459.3 million, or $2.83 per diluted common share for the six months ended June 30, 2026, compared to $189.4 million, or $1.15 per diluted common share during the comparable period in 2025.

Our revenue growth was primarily attributable to higher investment banking revenues, asset management revenues, commission revenues, net interest income, and the recognition of a gain on the sale of SIA during the first quarter.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$221,462	$200,669	10.4	15.3%	15.6%
Principal transactions	140,091	172,603	(18.8)	9.6	13.5
Transactional revenues	361,553	373,272	(3.1)	24.9	29.1
Investment banking	331,954	233,460	42.2	22.9	18.2
Asset management	456,630	403,608	13.1	31.5	31.4
Interest	476,093	477,056	(0.2)	32.8	37.1
Other income	12,549	3,690	240.1	0.9	0.3
Total revenues	1,638,779	1,491,086	9.9	113.0	116.1
Interest expense	187,975	206,800	(9.1)	13.0	16.1
Net revenues	1,450,804	1,284,286	13.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	833,018	774,936	7.5	57.4	60.3
Occupancy and equipment rental	100,555	95,678	5.1	6.9	7.5
Communication and office supplies	46,341	47,847	(3.1)	3.2	3.7
Commissions and floor brokerage	15,039	17,146	(12.3)	1.0	1.3
Provision for credit losses	12,538	8,328	50.6	0.9	0.6
Other operating expenses	143,875	126,531	13.7	10.0	10.0
Total non-interest expenses	1,151,366	1,070,466	7.6	79.4	83.4
Income before income taxes	299,438	213,820	40.0	20.6	16.6
Provision for income taxes	72,961	58,765	24.2	5.0	4.6
Net income	226,477	155,055	46.1	15.6	12.0
Preferred dividends	9,321	9,321	—	0.6	0.7
Net income available to common shareholders	$217,156	$145,734	49.0	15.0%	11.3%

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$429,296	$394,339	8.9	14.7%	15.5%
Principal transactions	290,312	314,263	(7.6)	9.9	12.4
Transactional revenues	719,608	708,602	1.6	24.6	27.9
Investment banking	673,366	471,402	42.8	23.0	18.6
Asset management	916,087	813,149	12.7	31.3	32.0
Interest	927,142	952,688	(2.7)	31.7	37.5
Other income	68,228	14,271	378.1	2.2	0.6
Total revenues	3,304,431	2,960,112	11.6	112.8	116.6
Interest expense	375,466	420,357	(10.7)	12.8	16.6
Net revenues	2,928,965	2,539,755	15.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,681,352	1,507,156	11.6	57.4	59.3
Occupancy and equipment rental	200,250	186,444	7.4	6.8	7.4
Communication and office supplies	97,362	97,360	0.0	3.3	3.8
Commissions and floor brokerage	30,080	33,952	(11.4)	1.0	1.3
Provision for credit losses	19,073	20,348	(6.3)	0.7	0.8
Other operating expenses	275,338	417,311	(34.0)	9.4	16.5
Total non-interest expenses	2,303,455	2,262,571	1.8	78.6	89.1
Income before income taxes	625,510	277,184	125.7	21.4	10.9
Provision for income taxes	147,614	69,137	113.5	5.1	2.7
Net income	477,896	208,047	129.7	16.3	8.2
Preferred dividends	18,641	18,641	—	0.6	0.7
Net income available to common shareholders	$459,255	$189,406	142.5	15.7%	7.5%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net revenues:
Commissions	$221,462	$200,669	10.4	$429,296	$394,339	8.9
Principal transactions	140,091	172,603	(18.8)	290,312	314,263	(7.6)
Transactional revenues	361,553	373,272	(3.1)	719,608	708,602	1.6
Capital raising	174,456	106,155	64.3	297,430	206,627	43.9
Advisory	157,498	127,305	23.7	375,936	264,775	42.0
Investment banking	331,954	233,460	42.2	673,366	471,402	42.8
Asset management	456,630	403,608	13.1	916,087	813,149	12.7
Net interest	288,118	270,256	6.6	551,676	532,331	3.6
Other income	12,549	3,690	240.1	68,228	14,271	378.1
Total net revenues	$1,450,804	$1,284,286	13.0	$2,928,965	$2,539,755	15.3

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2026, commission revenues increased 10.4% to $221.5 million from $200.7 million in the comparable period in 2025. For the six months ended June 30, 2026, commission revenues increased 8.9% to $429.3 million from $394.3 million in the comparable period in 2025. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2025.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended June 30, 2026, principal transactions revenues decreased 18.8% to $140.1 million from $172.6 million in the comparable period in 2025. For the six months ended June 30, 2026, principal transactions revenues decreased 7.6% to $290.3 million from $314.3 million in the comparable period in 2025. The decrease is primarily attributable to lower realized trading gains in our aircraft business over the comparable periods in 2025. Principal transactions for the three months ended June 30, 2025 benefited from a roughly $30 million gain in our aircraft business.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the three months ended June 30, 2026, investment banking revenues increased 42.2% to $332.0 million from $233.5 million in the comparable period in 2025.

Capital-raising revenues increased 64.3% to $174.5 million for the three months ended June 30, 2026 from $106.2 million in the comparable period in 2025. For the three months ended June 30, 2026, equity capital-raising revenues increased 120.1% to $107.2 million from $48.7 million in the comparable period in 2025 driven by higher volumes and larger deal sizes during the quarter. For the three months ended June 30, 2026, fixed income capital-raising revenues increased 17.1% to $67.3 million from $57.5 million in the comparable period in 2025 driven by higher bond issuances during the quarter.

Advisory revenues increased 23.7% to $157.5 million for the three months ended June 30, 2026 from $127.3 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions during the quarter.

For the six months ended June 30, 2026, investment banking revenues increased 42.8% to $673.4 million from $471.4 million in the comparable period in 2025.

Capital-raising revenues increased 43.9% to $297.4 million for the six months ended June 30, 2026 from $206.6 million in the comparable period in 2025. For the six months ended June 30, 2026, equity capital-raising revenues increased 76.7% to $177.4 million from $100.4 million in the comparable period in 2025 driven by higher volumes and larger deal sizes. For the six months ended June 30, 2026, fixed income capital-raising revenues increased 13.0% to $120.0 million from $106.2 million in the comparable period in 2025 driven by higher bond issuances.

Advisory revenues increased 42.0% to $375.9 million for the six months ended June 30, 2026 from $264.8 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended June 30, 2026, asset management revenues increased 13.1% to $456.6 million from $403.6 million in the comparable period in 2025. For the six months ended June 30, 2026, asset management revenues increased 12.7% to $916.1 million from $813.1 million in the comparable period in 2025. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended June 30, 2026, other income increased 240.1% to $12.5 million from $3.7 million during the comparable period in 2025. The increase is primarily attributable to increases in investment gains from the comparable period in 2025.

For the six months ended June 30, 2026, other income increased 378.1% to $68.2 million from $14.3 million during the comparable period in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA during the first quarter of 2026 and higher loan origination fees from the comparable period in 2025.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,000,127	$17,806	3.56%	$1,924,481	$20,785	4.32%
Financial instruments owned	1,489,031	9,030	2.43%	1,367,147	9,333	2.73%
Margin balances	1,114,636	16,906	6.07%	830,191	14,363	6.92%
Investments:
Asset-backed securities	6,795,344	90,581	5.33%	6,735,215	101,831	6.05%
Mortgage-backed securities	1,222,685	10,859	3.55%	1,133,267	8,953	3.16%
Corporate fixed income securities	361,133	2,211	2.45%	464,795	3,129	2.69%
Other	4,776	31	2.55%	4,768	30	2.55%
Total investments	8,383,938	103,682	4.95%	8,338,045	113,943	5.47%
Loans:
Residential real estate	9,465,761	98,585	4.17%	8,798,381	84,966	3.86%
Commercial and industrial	4,393,760	68,664	6.25%	4,005,416	73,194	7.31%
Fund banking	4,736,170	73,168	6.18%	3,773,860	67,006	7.10%
Securities-based loans	2,875,249	39,439	5.49%	2,503,299	38,717	6.19%
Construction and land	1,105,860	18,194	6.58%	1,214,370	21,824	7.19%
Commercial real estate	421,083	6,474	6.15%	449,283	9,637	8.58%
Loans held for sale	348,180	6,767	7.77%	496,926	10,822	8.71%
Other	276,745	4,658	6.73%	250,597	4,469	7.13%
Total loans	23,622,808	315,949	5.35%	21,492,132	310,635	5.78%
Other interest-bearing assets	1,155,589	12,720	4.40%	928,043	7,997	3.45%
Total interest-earning assets/interest income	$37,766,129	$476,093	5.04%	$34,880,039	$477,056	5.47%
Interest-bearing liabilities:
Stock loan	$501,832	$337	0.27%	$386,472	$(1,292)	(1.34%)
Senior notes	617,720	7,131	4.62%	616,895	7,131	4.62%
Stifel Capital Trusts	55,000	805	5.85%	60,000	973	6.48%
Deposits:
Money market	24,666,105	121,792	1.98%	25,493,543	163,007	2.56%
Demand deposits	5,311,309	38,552	2.90%	2,875,712	23,598	3.28%
Time deposits	332,628	3,050	3.67%	84,864	904	4.26%
Savings	38,039	109	1.15%	8,913	24	1.07%
Total deposits	30,348,081	163,503	2.16%	28,463,032	187,533	2.64%
Federal Home Loan Bank advances	33,191	279	3.36%	3,301	38	4.59%
Other interest-bearing liabilities	1,340,994	15,920	4.75%	1,113,481	12,417	4.46%
Total interest-bearing liabilities/interest expense	$32,896,818	187,975	2.29%	$30,643,181	206,800	2.70%
Net interest income/margin		$288,118	3.05%		$270,256	3.10%

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,153,747	$38,131	3.54%	$2,175,904	$47,120	4.33%
Financial instruments owned	1,502,981	17,408	2.32%	1,304,836	15,879	2.43%
Margin balances	1,068,766	32,308	6.05%	833,005	28,234	6.78%
Investments:
Asset-backed securities	6,676,626	178,026	5.33%	6,676,623	203,275	6.09%
Mortgage-backed securities	1,202,837	21,155	3.52%	1,125,256	17,595	3.13%
Corporate fixed income securities	367,289	4,606	2.51%	480,440	6,539	2.72%
Other	4,772	61	2.55%	4,764	61	2.55%
Total investments	8,251,524	203,848	4.94%	8,287,083	227,470	5.49%
Loans:
Residential real estate	9,383,069	194,004	4.14%	8,716,412	165,989	3.81%
Commercial and industrial	4,283,398	131,411	6.14%	4,059,148	148,687	7.33%
Fund banking	4,301,480	132,590	6.16%	3,785,965	133,444	7.05%
Securities-based loans	2,776,509	76,006	5.47%	2,445,861	75,262	6.15%
Construction and land	1,178,232	38,643	6.56%	1,215,459	43,593	7.17%
Commercial real estate	429,031	13,856	6.46%	473,682	17,787	7.51%
Loans held for sale	410,161	17,036	8.31%	542,732	22,039	8.12%
Other	274,056	8,790	6.42%	249,718	8,801	7.05%
Total loans	23,035,936	612,336	5.32%	21,488,977	615,602	5.73%
Other interest-bearing assets	1,113,639	23,111	4.15%	962,371	18,383	3.82%
Total interest-earning assets/interest income	$37,126,593	$927,142	4.99%	$35,052,176	$952,688	5.44%
Interest-bearing liabilities:
Stock loan	$471,890	2,330	0.99%	$341,233	$(1,647)	(0.97%)
Senior notes	617,617	14,262	4.62%	616,793	14,262	4.62%
Stifel Capital Trusts	55,000	1,593	5.79%	60,000	1,938	6.46%
Deposits:
Money market	25,030,578	247,236	1.98%	26,064,970	341,060	2.62%
Demand deposits	4,304,059	59,735	2.78%	2,377,358	37,417	3.15%
Time deposits	390,618	7,264	3.72%	93,402	2,143	4.59%
Savings	29,123	156	1.07%	6,764	35	1.04%
Total deposits	29,754,378	314,391	2.11%	28,542,494	380,655	2.67%
Federal Home Loan Bank advances	16,687	279	3.35%	1,660	38	4.56%
Other interest-bearing liabilities	1,285,651	42,611	6.63%	1,105,905	25,111	4.54%
Total interest-bearing liabilities/interest expense	$32,201,223	375,466	2.33%	$30,668,085	420,357	2.74%
Net interest income/margin		$551,676	2.97%		$532,331	3.04%

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2026 compared to the three and six month periods ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$858	$(3,837)	$(2,979)	$(475)	$(8,514)	$(8,989)
Financial instruments owned	1,200	(1,503)	(303)	2,241	(712)	1,529
Margin balances	3,973	(1,430)	2,543	6,592	(2,518)	4,074
Investments:
Asset-backed securities	918	(12,168)	(11,250)	—	(25,249)	(25,249)
Mortgage-backed securities	740	1,166	1,906	1,267	2,293	3,560
Corporate fixed income securities	(653)	(265)	(918)	(1,449)	(484)	(1,933)
Other	1	—	1	—	—	—
Loans:
Residential real estate	6,694	6,925	13,619	13,208	14,807	28,015
Commercial and industrial	9,179	(13,709)	(4,530)	8,902	(26,178)	(17,276)
Fund banking	12,562	(6,400)	6,162	9,126	(9,980)	(854)
Securities-based loans	3,026	(2,304)	722	4,054	(3,310)	744
Construction and land	(1,865)	(1,765)	(3,630)	(1,305)	(3,645)	(4,950)
Commercial real estate	(574)	(2,589)	(3,163)	(1,582)	(2,349)	(3,931)
Loans held for sale	(2,983)	(1,072)	(4,055)	(5,519)	516	(5,003)
Other	488	(299)	189	797	(808)	(11)
Other interest-bearing assets	2,217	2,506	4,723	3,051	1,677	4,728
Total interest income	$35,781	$(36,744)	$(963)	$38,908	$(64,454)	$(25,546)
Interest expense:
Stock loan	$324	1,305	$1,629	$633	$3,344	$3,977
Senior notes	—	—	—	—	—	—
Stifel Capital Trusts	(78)	(90)	(168)	(154)	(191)	(345)
Deposits:
Money market	(5,140)	(36,075)	(41,215)	(13,073)	(80,751)	(93,824)
Demand deposits	17,315	(2,361)	14,954	26,128	(3,810)	22,318
Time deposits	2,253	(107)	2,146	5,445	(324)	5,121
Savings	83	2	85	120	1	121
Federal Home Loan Bank advances	248	(7)	241	248	(7)	241
Other interest-bearing liabilities	2,662	841	3,503	4,570	12,930	17,500
Total interest expense	$17,667	$(36,492)	$(18,825)	$23,917	$(68,808)	$(44,891)

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

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2026, net interest income increased 6.6% to $288.1 million from $270.3 million during the comparable period in 2025. For the six months ended June 30, 2026, net interest income increased 3.6% to $551.7 million from $532.3 million during the comparable period in 2025.

For the three months ended June 30, 2026, interest revenue decreased 0.2% to $476.1 million from $477.1 million in the comparable period in 2025, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $33.0 billion during the three months ended June 30, 2026 compared to $31.0 billion during the comparable period in 2025 at average interest rates of 5.24% and 5.66%, respectively.

For the six months ended June 30, 2026, interest revenue decreased 2.7% to $927.1 million from $952.7 million in the comparable period in 2025, principally as a result of a decrease in interest rates, partially offset by higher interest-earning assets. The average interest-earning assets of Stifel Bancorp increased to $32.4 billion during the six months ended June 30, 2026 compared to $31.1 billion during the comparable period in 2025 at average interest rates of 5.19% and 5.62%, respectively.

For the three months ended June 30, 2026, interest expense decreased 9.1% to $188.0 million from $206.8 million during the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $30.5 billion during the three months ended June 30, 2026 compared to $28.6 billion during the comparable period in 2025 at average interest rates of 2.17% and 2.65%, respectively.

For the six months ended June 30, 2026, interest expense decreased 10.7% to $375.5 million from $420.4 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $29.9 billion during the six months ended June 30, 2026 compared to $28.7 billion during the comparable period in 2025 at average interest rates of 2.13% and 2.68%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest expenses:
Compensation and benefits	$833,018	$774,936	7.5	$1,681,352	$1,507,156	11.6
Occupancy and equipment rental	100,555	95,678	5.1	200,250	186,444	7.4
Communications and office supplies	46,341	47,847	(3.1)	97,362	97,360	0.0
Commissions and floor brokerage	15,039	17,146	(12.3)	30,080	33,952	(11.4)
Provision for credit losses	12,538	8,328	50.6	19,073	20,348	(6.3)
Other operating expenses	143,875	126,531	13.7	275,338	417,311	(34.0)
Total non-interest expenses	$1,151,366	$1,070,466	7.6	$2,303,455	$2,262,571	1.8

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

For the three months ended June 30, 2026, compensation and benefits expense increased 7.5% to $833.0 million from $774.9 million during the comparable period in 2025. For the six months ended June 30, 2026, compensation and benefits expense increased 11.6% to $1.7 billion from $1.5 billion during the comparable period in 2025. The increase in compensation and benefits expenses is primarily attributable to higher variable compensation costs over the comparable periods in 2025.

Compensation and benefits expense as a percentage of net revenues was 57.4% and 57.4% for the three and six months ended June 30, 2026, respectively, compared to 60.3% and 59.3% for the three and six months ended June 30, 2025, respectively. The decrease is primarily attributable to to revenue growth, partially offset by higher revenue-related compensation over the comparable period in 2025.

Occupancy and equipment rental – For the three months ended June 30, 2026, occupancy and equipment rental expense increased 5.1% to $100.6 million from $95.7 million during the comparable period in 2025. For the six months ended June 30, 2026, occupancy and equipment rental expense increased 7.4% to $200.3 million from $186.4 million during the comparable period in 2025. The increase is primarily attributable to higher data processing expense and furniture and equipment costs associated with an increase in business activity over the comparable periods in 2025.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the three months ended June 30, 2026, communications and office supplies expense decreased 3.1% to $46.3 million from $47.8 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses, office supplies expenses, and telecommunication expenses, partially offset by higher postage and shipping expenses over the comparable period in 2025. For the six months ended June 30, 2026, communications and office supplies expense of $97.4 million was consistent with the comparable period in 2025.

Commissions and floor brokerage – For the three months ended June 30, 2026, commissions and floor brokerage expense decreased 12.3% to $15.0 million from $17.1 million during the comparable period in 2025. For the six months ended June 30, 2026, commissions and floor brokerage expense decreased 11.4% to $30.1 million from $34.0 million during the comparable period in 2025. The decrease is primarily attributable to lower clearing expenses, electronic communication network (“ECN”) trading costs, processing expenses, and transaction fees.

Provision for credit losses – For the three months ended June 30, 2026, provision for credit losses increased 50.6% to $12.5 million from $8.3 million during the comparable period in 2025. The increase is primarily attributable to overall loan growth in the retained portfolio and specific reserves on individual credits. For the six months ended June 30, 2026, provision for credit losses decreased 6.3% to $19.1 million from $20.3 million during the comparable period in 2025. The decrease is primarily attributable to modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2026, other operating expenses increased 13.7% to $143.9 million from $126.5 million during the comparable period in 2025. The increase is primarily attributable to higher travel-related expenses, investment banking expenses, advertising, amortization of identifiable intangible assets, bank service charges, insurance expenses, and subscriptions, partially offset by lower legal-related expenses, conference-related expenses, professional fees, and licensing fees.

For the six months ended June 30, 2026, other operating expenses decreased 34.0% to $275.3 million from $417.3 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses, conference-related expenses, and licensing fees, partially offset by higher amortization of identifiable intangible assets, travel-related expenses, advertising, professional fees, investment banking expenses, insurance expenses, and subscriptions. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three and six months ended June 30, 2026, our provision for income taxes was $73.0 million and $147.6 million, representing an effective tax rate of 24.4% and 23.6%, respectively, compared to $58.8 million and $69.1 million for the comparable periods in 2025, representing an effective tax rate of 27.5% and 24.9%, respectively.

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

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$147,157	$128,203	14.8	15.4%	15.2%
Principal transactions	60,240	54,463	10.6	6.3	6.4
Transactional revenues	207,397	182,666	13.5	21.7	21.6
Asset management	456,596	403,574	13.1	47.7	47.7
Investment banking	8,693	6,224	39.7	0.9	0.7
Interest	453,002	456,415	(0.7)	47.4	54.0
Other income	9,246	(981)	n/m	1.0	(0.1)
Total revenues	1,134,934	1,047,898	8.3	118.7	123.9
Interest expense	178,400	202,267	(11.8)	18.7	23.9
Net revenues	956,534	845,631	13.1	100.0	100.0
Non-interest expenses:
Compensation and benefits	460,582	420,240	9.6	48.2	49.7
Occupancy and equipment rental	49,080	46,099	6.5	5.1	5.5
Communication and office supplies	16,076	15,961	0.7	1.7	1.9
Commissions and floor brokerage	7,895	7,281	8.4	0.8	0.9
Provision for credit losses	12,538	8,328	50.6	1.3	1.0
Other operating expenses	48,516	41,666	16.4	5.1	4.8
Total non-interest expenses	594,687	539,575	10.2	62.2	63.8
Income before income taxes	$361,847	$306,056	18.2	37.8%	36.2%

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$287,221	$254,029	13.1	15.2%	15.0%
Principal transactions	122,834	115,032	6.8	6.5	6.8
Transactional revenues	410,055	369,061	11.1	21.7	21.8
Asset management	916,022	813,080	12.7	48.5	47.9
Investment banking	14,765	12,132	21.7	0.8	0.7
Interest	882,232	907,930	(2.8)	46.7	53.5
Other income	8,845	2,235	295.7	0.5	0.2
Total revenues	2,231,919	2,104,438	6.1	118.2	124.1
Interest expense	343,262	408,248	(15.9)	18.2	24.1
Net revenues	1,888,657	1,696,190	11.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	933,042	842,533	10.7	49.4	49.7
Occupancy and equipment rental	96,900	90,622	6.9	5.1	5.3
Communication and office supplies	34,322	32,334	6.1	1.8	1.9
Commissions and floor brokerage	15,271	14,481	5.5	0.8	0.9
Provision for credit losses	19,073	20,348	(6.3)	1.0	1.2
Other operating expenses	97,487	263,411	(63.0)	5.2	15.5
Total non-interest expenses	1,196,095	1,263,729	(5.4)	63.3	74.5
Income before income taxes	$692,562	$432,461	60.1	36.7%	25.5%

NET REVENUES

For the three months ended June 30, 2026, Global Wealth Management net revenues increased 13.1% to a record $956.5 million from $845.6 million for the comparable period in 2025. For the six months ended June 30, 2026, Global Wealth Management net revenues increased 11.3% to a record $1.9 billion from $1.7 billion for the comparable period in 2025. The increase in net revenues over the comparable periods in 2025 is primarily attributable to higher asset management revenues, transactional revenues, net interest income, and investment banking revenues.

Commissions – For the three months ended June 30, 2026, commission revenues increased 14.8% to $147.2 million from $128.2 million in the comparable period in 2025. For the six months ended June 30, 2026, commission revenues increased 13.1% to $287.2 million from $254.0 million in the comparable period in 2025. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2025.

Principal transactions – For the three months ended June 30, 2026, principal transactions revenues increased 10.6% to $60.2 million from $54.5 million in the comparable period in 2025. For the six months ended June 30, 2026, principal transactions revenues increased 6.8% to $122.8 million from $115.0 million in the comparable period in 2025. The increase is primarily attributable to an increase in client activity and higher realized trading gains over the comparable periods in 2025.

Asset management – For the three months ended June 30, 2026, asset management revenues increased 13.1% to $456.6 million from $403.6 million in the comparable period in 2025. For the six months ended June 30, 2026, asset management revenues increased 12.7% to $916.0 million from $813.1 million in the comparable period in 2025. The increase is primarily attributable to higher asset values and net new asset growth. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except for number of accounts):

	June 30, 2026	June 30, 2025	% Change	March 31, 2026	% Change
Client assets (1)	$580,077,000	$516,532,000	12.3	$538,717,000	7.7
Fee-based client assets (1)	$239,777,000	$206,319,000	16.2	$219,863,000	9.1
Number of client accounts	1,264,000	1,276,000	(0.9)	1,263,000	0.1
Number of fee-based client accounts	382,000	370,000	3.2	379,000	0.8

(1) Total client assets as of June 30, 2025, include $9.7 billion, and fee-based client assets include $4.6 billion, of client assets from the SIA business that was sold on February 2, 2026.

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts, partially offset by the sale of the SIA business during the first quarter of 2026.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 39.7% to $8.7 million for the three months ended June 30, 2026 from $6.2 million during the comparable period in 2025. For the six months ended June 30, 2026, investment banking revenues increased 21.7% to $14.8 million from $12.1 million during the comparable period in 2025. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2026, interest revenue decreased 0.7% to $453.0 million from $456.4 million in the comparable period in 2025. For the six months ended June 30, 2026, interest revenue decreased 2.8% to $882.2 million from $907.9 million during the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets.

Other income – For the three months ended June 30, 2026, other income increased to $9.2 million from a loss of $1.0 million in the comparable period in 2025. The increase is primarily attributable to higher investment gains and an increase in loan origination fees. For the six months ended June 30, 2026, other income increased 295.7% to $8.8 million from $2.2 million during the comparable period in 2025. The increase is primarily attributable to lower investment losses and an increase in loan origination fees.

Interest expense – For the three months ended June 30, 2026, interest expense decreased 11.8% to $178.4 million from $202.3 million in the comparable period in 2025. For the six months ended June 30, 2026, interest expense decreased 15.9% to $343.3 million from $408.2 million during the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities.

NON-INTEREST EXPENSES

For the three months ended June 30, 2026, Global Wealth Management non-interest expenses increased 10.2% to $594.7 million from $539.6 million for the comparable period in 2025. For the six months ended June 30, 2026, Global Wealth Management non-interest expenses decreased 5.4% to $1.2 billion from $1.3 billion for the comparable period in 2025.

Compensation and benefits – For the three months ended June 30, 2026, compensation and benefits expense increased 9.6% to $460.6 million from $420.2 million during the comparable period in 2025. For the six months ended June 30, 2026, compensation and benefits expense increased 10.7% to $933.0 million from $842.5 million during the comparable period in 2025. The increase is primarily attributable to increased variable compensation over the comparable periods in 2025.

Compensation and benefits expense as a percentage of net revenues was 48.2% and 49.4% for the three and six months ended June 30, 2026, respectively, compared to 49.7% and 49.7% for the comparable periods in 2025. The decrease is primarily attributable to revenue growth, partially offset by higher revenue-related compensation.

Occupancy and equipment rental – For the three months ended June 30, 2026, occupancy and equipment rental expense increased 6.5% to $49.1 million from $46.1 million during the comparable period in 2025. For the six months ended June 30, 2026, occupancy and equipment rental expense increased 6.9% to $96.9 million from $90.6 million during the comparable period in 2025. The increase is primarily attributable to higher occupancy costs, furniture and equipment expenses, and data processing expense over the comparable periods in 2025 associated with an increase in business activity.

Communications and office supplies – For the three months ended June 30, 2026, communications and office supplies expense increased 0.7% to $16.1 million from $16.0 million during the comparable period in 2025. The increase is primarily attributable to higher communication and quote expenses, partially offset by lower telecommunication expenses, postage and shipping, and office supplies expenses over the comparable period in 2025. For the six months ended June 30, 2026, communications and office supplies expense increased 6.1% to $34.3 million from $32.3 million during the comparable period in 2025. The increase is primarily attributable to higher communication and quote expenses, postage and shipping, and office supplies expenses with the continued growth of our business, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended June 30, 2026, commissions and floor brokerage expense increased 8.4% to $7.9 million from $7.3 million during the comparable period in 2025. For the six months ended June 30, 2026, commissions and floor brokerage expense increased 5.5% to $15.3 million from $14.5 million during the comparable period in 2025. The increase is primarily attributable to higher clearing expenses, processing fees, and transaction fees over the comparable periods in 2025.

Provision for credit losses – For the three months ended June 30, 2026, provision for credit losses increased 50.6% to $12.5 million from $8.3 million during the comparable period in 2025. The increase is primarily attributable to overall loan growth in the retained portfolio and specific reserves on individual credits. For the six months ended June 30, 2026, provision for credit losses decreased 6.3% to $19.1 million from $20.3 million during the comparable period in 2025. The decrease is primarily attributable to modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – For the three months ended June 30, 2026, other operating expenses increased 16.4% to $48.5 million from $41.7 million during the comparable period in 2025. The increase is primarily attributable to higher legal-related expenses, travel-related expenses, bank service charges, insurance expense, and subscription costs, partially offset by decreases in conference-related expenses, professional fees, and advertising.

For the six months ended June 30, 2026, other operating expenses decreased 63.0% to $97.5 million from $263.4 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses, conference-related expenses, dues and assessments, professional fees, and advertising, partially offset by higher travel-related expenses, bank service charges, insurance expenses, subscription costs, and licensing costs. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2026, income before income taxes increased 18.2% to $361.8 million from $306.1 million during the comparable period in 2025. For the six months ended June 30, 2026, income before income taxes increased 60.1% to $692.6 million from $432.5 million during the comparable period in 2025.

Profit margins (income before income taxes as a percent of net revenues) have increased to 37.8% and 36.7% for the three and six months ended June 30, 2026, respectively, from 36.2% and 25.5% during the comparable periods in 2025. The profit margin for the six months ended June 30, 2025 was negatively impacted by elevated reserves for legal matters in the first quarter of 2025.

Results of Operations – Institutional Group

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$74,305	$72,466	2.5	15.5%	17.3%
Principal transactions	79,851	118,140	(32.4)	16.6	28.1
Transactional revenues	154,156	190,606	(19.1)	32.1	45.4
Capital raising	165,898	99,931	66.0	34.5	23.8
Advisory	157,363	127,305	23.6	32.7	30.3
Investment banking	323,261	227,236	42.3	67.2	54.1
Interest	11,297	11,029	2.4	2.4	2.6
Other income	4,037	4,323	(6.6)	0.8	1.1
Total revenues	492,751	433,194	13.7	102.5	103.2
Interest expense	12,057	13,415	(10.1)	2.5	3.2
Net revenues	480,694	419,779	14.5	100.0	100.0
Non-interest expenses:
Compensation and benefits	285,504	257,697	10.8	59.4	61.4
Occupancy and equipment rental	18,750	21,653	(13.4)	3.9	5.2
Communication and office supplies	24,434	25,971	(5.9)	5.1	6.2
Commissions and floor brokerage	7,143	9,865	(27.6)	1.5	2.4
Other operating expenses	52,686	43,553	21.0	10.9	10.3
Total non-interest expenses	388,517	358,739	8.3	80.8	85.5
Income before income taxes	$92,177	$61,040	51.0	19.2%	14.5%

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$142,075	$140,310	1.3	14.6%	17.4%
Principal transactions	167,478	199,231	(15.9)	17.1	24.8
Transactional revenues	309,553	339,541	(8.8)	31.7	42.2
Capital raising	282,800	194,495	45.4	29.0	24.2
Advisory	375,801	264,775	41.9	38.5	32.9
Investment banking	658,601	459,270	43.4	67.5	57.1
Interest	21,748	20,081	8.3	2.2	2.5
Other income	9,491	11,885	(20.1)	1.0	1.4
Total revenues	999,393	830,777	20.3	102.4	103.2
Interest expense	23,441	26,069	(10.1)	2.4	3.2
Net revenues	975,952	804,708	21.3	100.0	100.0
Non-interest expenses:
Compensation and benefits	581,374	510,282	13.9	59.6	63.4
Occupancy and equipment rental	39,559	42,500	(6.9)	4.1	5.3
Communication and office supplies	50,974	52,905	(3.6)	5.2	6.6
Commissions and floor brokerage	14,809	19,471	(23.9)	1.5	2.4
Other operating expenses	99,149	91,079	8.9	10.1	11.3
Total non-interest expenses	785,865	716,237	9.7	80.5	89.0
Income before income taxes	$190,087	$88,471	114.9	19.5%	11.0%

NET REVENUES

For the three months ended June 30, 2026, Institutional Group net revenues increased 14.5% to $480.7 million from $419.8 million for the comparable period in 2025. For the six months ended June 30, 2026, Institutional Group net revenues increased 21.3% to $976.0 million from $804.7 million during the comparable period in 2025. The increase in net revenues is primarily attributable to higher advisory revenues, capital-raising revenues, and commissions revenues, partially offset by lower principal transactions revenues over the comparable periods in 2025.

Transactional revenues – For the three months ended June 30, 2026, transactional revenues decreased 19.1% to $154.2 million from $190.6 million in the comparable period in 2025. For the six months ended June 30, 2026, transactional revenues decreased 8.8% to $309.6 million from $339.5 million in the comparable period in 2025.

For the three months ended June 30, 2026, fixed income transactional revenues decreased 26.4% to $95.0 million from $129.1 million in the comparable period in 2025. For the six months ended June 30, 2026, fixed income transactional revenues decreased 10.7% to $195.1 million from $218.5 million in the comparable period in 2025. The decrease was primarily attributable to lower realized trading gains in our aircraft business over the comparable periods in 2025. The three months ended June 30, 2025 benefited from a roughly $30 million gain in our aircraft business.

For the three months ended June 30, 2026, equity transactional revenues decreased 3.9% to $59.1 million from $61.5 million in the comparable period in 2025. For the six months ended June 30, 2026, equity transactional revenues decreased 5.5% to $114.5 million from $121.1 million during the comparable period in 2025. The decrease was primarily attributable to the restructuring of our European Equities business.

Investment banking – For the three months ended June 30, 2026, investment banking revenues increased 42.3% to $323.3 million from $227.2 million during the comparable period in 2025. For the six months ended June 30, 2026, investment banking revenues increased 43.4% to $658.6 million from $459.3 million during the comparable period in 2025.

For the three months ended June 30, 2026, capital-raising revenues increased 66.0% to $165.9 million from $99.9 million in the comparable period in 2025. For the six months ended June 30, 2026, capital-raising revenues increased 45.4% to $282.8 million from $194.5 million in the comparable period in 2025.

For the three months ended June 30, 2026, equity capital-raising revenues increased 121.4% to $102.3 million from $46.2 million during the comparable period in 2025. For the six months ended June 30, 2026, equity capital-raising revenues increased 78.1% to $169.6 million from $95.2 million during the comparable period in 2025. The increase is primarily attributable to higher volumes and larger deal sizes over the comparable periods in 2025.

For the three months ended June 30, 2026, fixed income capital-raising revenues increased 18.4% to $63.6 million from $53.7 million during the comparable period in 2025. For the six months ended June 30, 2026, fixed income capital-raising revenues increased 14.0% to $113.2 million from $99.3 million during the comparable period in 2025. The increase is primarily attributable to higher bond issuances reflecting a more favorable financing environment over the comparable periods in 2025.

For the three months ended June 30, 2026, advisory revenues increased 23.6% to $157.4 million from $127.3 million in the comparable period in 2025. For the six months ended June 30, 2026, advisory revenues increased 41.9% to $375.8 million from $264.8 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable periods in 2025.

Interest – For the three months ended June 30, 2026, interest increased 2.4% to $11.3 million from $11.0 million in the comparable period in 2025. For the six months ended June 30, 2026, interest increased 8.3% to $21.7 million from $20.1 million in the comparable period in 2025. The increase is primarily attributable to an increase in inventory levels.

Other income – For the three months ended June 30, 2026, other income decreased 6.6% to $4.0 million from $4.3 million in the comparable period in 2025. For the six months ended June 30, 2026, other income decreased 20.1% to $9.5 million from $11.9 million during the comparable period in 2025. The decrease is primarily attributable to reduced rental income generated from our aircraft engine leasing business due to the sale of engines.

Interest expense – For the three months ended June 30, 2026, interest expense decreased 10.1% to $12.1 million from $13.4 million in the comparable period in 2025. For the six months ended June 30, 2026, interest expense decreased 10.1% to $23.4 million from $26.1 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates over the comparable periods in 2025.

NON-INTEREST EXPENSES

For the three months ended June 30, 2026, Institutional Group non-interest expenses increased 8.3% to $388.5 million from $358.7 million for the comparable period in 2025. For the six months ended June 30, 2026, Institutional Group non-interest expenses increased 9.7% to $785.9 million from $716.2 million during the comparable period in 2025.

Compensation and benefits – For the three months ended June 30, 2026, compensation and benefits expense increased 10.8% to $285.5 million from $257.7 million during the comparable period in 2025. For the six months ended June 30, 2026, compensation and benefits expense increased 13.9% to $581.4 million from $510.3 million during the comparable period in 2025. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 59.4% and 59.6% for the three and six months ended June 30, 2026, respectively, compared to 61.4% and 63.4% for the comparable periods in 2025. The decrease is primarily attributable to revenue growth, partially offset by higher revenue-related compensation.

Occupancy and equipment rental – For the three months ended June 30, 2026, occupancy and equipment rental expense decreased 13.4% to $18.8 million from $21.7 million during the comparable period in 2025. For the six months ended June 30, 2026, occupancy and equipment rental expense decreased 6.9% to $39.6 million from $42.5 million during the comparable period in 2025. The decrease is primarily attributable to lower occupancy costs and furniture and equipment costs, partially offset by higher data processing expenses.

Communications and office supplies – For the three months ended June 30, 2026, communications and office supplies expense decreased 5.9% to $24.4 million from $26.0 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses, telecommunication expenses, and office supplies expenses over the comparable period in 2025. For the six months ended June 30, 2026, communications and office supplies expense decreased 3.6% to $51.0 million from $52.9 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses and telecommunication expenses, partially offset by higher office supplies expenses over the comparable period in 2025.

Commissions and floor brokerage – For the three months ended June 30, 2026, commissions and floor brokerage expense decreased 27.6% to $7.1 million from $9.9 million during the comparable period in 2025. For the six months ended June 30, 2026, commissions and floor brokerage expense decreased 23.9% to $14.8 million from $19.5 million during the comparable period in 2025. The decrease is primarily attributable to lower clearing expenses, processing expenses, ECN trading costs, and transaction fees over the comparable periods in 2025.

Other operating expenses – For the three months ended June 30, 2026, other operating expenses increased 21.0% to $52.7 million from $43.6 million during the comparable period in 2025. The increase is primarily attributable to higher investment banking expenses, litigation-related expenses, travel-related expenses, and subscription costs, partially offset by lower professional fees and licensing costs.

For the six months ended June 30, 2026, other operating expenses increased 8.9% to $99.1 million from $91.1 million during the comparable period in 2025. The increase is primarily attributable to higher investment banking expenses, travel-related expenses, litigation-related expenses, professional fees, and subscription costs, partially offset by lower licensing costs and conference-related expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2026, income before income taxes increased 51.0% to $92.2 million from $61.0 million during the comparable period in 2025. For the six months ended June 30, 2026, income before income taxes increased 114.9% to $190.1 million from $88.5 million during the comparable period in 2025.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 19.2% and 19.5% for the three and six months ended June 30, 2026, respectively, from 14.5% and 11.0% during the comparable periods in 2025. Profit margins were positively impacted by revenue growth.

Results of Operations – Other Segment

Three and Six Months Ended June 30, 2026 Compared with Three and Six Months Ended June 30, 2025

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net revenues	$13,576	$18,876	(28.1%)	$64,356	$38,857	65.6%
Non-interest expenses:
Compensation and benefits:
Core business-related	82,298	67,011	22.8	142,843	120,297	18.7
Acquisition-related	4,634	29,988	(84.5)	24,093	34,044	(29.2)
Total compensation and benefits	86,932	96,999	(10.4)	166,936	154,341	8.2
Other operating expenses:
Core business-related	72,309	57,815	25.1	134,452	102,307	31.4
Acquisition-related	8,921	17,338	(48.5)	20,107	25,957	(22.5)
Total other operating expenses	81,230	75,153	8.1	154,559	128,264	20.5
Total non-interest expenses	168,162	172,152	(2.3)	321,495	282,605	13.8
Loss before income taxes	$(154,586)	$(153,276)	0.9%	$(257,139)	$(243,748)	5.5%

For the three months ended June 30, 2026, net revenues decreased 28.1% to $13.6 million from $18.9 million during the comparable period in 2025. The decrease is primarily attributable to higher interest expense over the comparable period in 2025. For the six months ended June 30, 2026, increased 65.6% to $64.4 million from $38.9 million during the comparable period in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA during the first quarter of 2026.

For the three months ended June 30, 2026, non-interest expenses decreased 2.3% to $168.2 million from $172.2 million during the comparable period in 2025. The decrease is primarily attributable to lower fixed compensation expenses due to workforce reductions in certain of our foreign subsidiaries during 2025. For the six months ended June 30, 2026, non-interest expenses increased 13.8% to $321.5 million from $282.6 from the comparable period in 2025. The increase is primarily attributable to an increase in variable compensation.

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

For the three months ended June 30, 2026, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 71.4% to $13.6 million from $47.3 million in 2025. For the six months ended June 30, 2026, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 26.3% to $44.2 million from $60.0 million in 2025. The three and six months ended June 30, 2025 were negatively impacted by the recording of severance costs associated with workforce reductions in certain of our foreign subsidiaries.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $44.9 billion, were up 8.8% from December 31, 2025. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2026, our liabilities were comprised primarily of deposits of $32.3 billion at Stifel Bancorp, lease liabilities of $838.1 million, accrued employee compensation of $711.8 million, payables to customers of $709.8 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $634.0 million, and senior notes, net of debt issuance costs, of $617.9 million. To meet our obligations to clients and operating needs, we had $13.9 billion of cash or assets readily convertible into cash at June 30, 2026.

Cash Flow

Cash and cash equivalents decreased $62.2 million to $2.2 billion at June 30, 2026, from $2.3 billion at December 31, 2025. Operating activities used cash of $266.5 million. Investing activities used cash of $2.9 billion primarily due to growth in our loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from principal paydowns and maturities of investment securities and the proceeds received from the sale of the SIA business. Financing activities provided cash of $3.1 billion primarily due to an increase in bank deposits, securities sold under agreement to repurchase, and securities loaned, partially offset by repurchases of our common stock, tax payments related to shares withheld for stock-based compensation, and dividends paid on our common and preferred stock.

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

As of June 30, 2026, we had $44.9 billion in assets, $13.9 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,191,628	$2,253,789
Receivables from brokers, dealers, and clearing organizations	864,846	571,663
Securities purchased under agreements to resell	798,907	564,162
Financial instruments owned at fair value	1,630,563	1,366,783
Available-for-sale securities at fair value	1,529,505	1,593,390
Held-to-maturity securities at amortized cost	6,881,353	6,549,054
Investments	34,403	35,488
Total cash and assets readily convertible to cash	$13,931,205	$12,934,329

As of June 30, 2026 and December 31, 2025, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2026		December 31, 2025
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$245,565	$—	$128,630	$—
Financial instruments owned at fair value	1,095,619	1,095,619	651,236	651,236
Investment portfolio (AFS & HTM)	—	4,884,565	—	4,166,400
Total collateral	$1,341,184	$5,980,184	$779,866	$4,817,636

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At June 30, 2026, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2026, the maximum number of shares that may yet be purchased under this plan was 7.8 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At June 30, 2026, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2026, available cash and highly liquid investments comprised approximately 11% of Stifel Bancorp’s assets, which was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $2.2 billion of cash and cash equivalents at June 30, 2026, compared to $2.3 billion at December 31, 2025. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.5 billion in available-for-sale investment securities at June 30, 2026, compared to $1.6 billion at December 31, 2025. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of June 30, 2026, we had $32.3 billion in deposits compared to $29.8 billion at December 31, 2025. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs. Total estimated uninsured deposits were $4.8 billion and $4.9 billion at June 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on deposits was 2.11% and 2.58% at June 30, 2026 and December 31, 2025, respectively.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $24.3 billion and $25.6 billion at June 30, 2026 and December 31, 2025, respectively, which includes $13.4 billion and $14.7 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits was primarily driven by typical seasonality related to income tax payments. Please refer to the Net Interest Income table for additional information on our average balances and interest income and expense.

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

Our uncommitted secured lines of credit at June 30, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the six months ended June 30, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At June 30, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $100.0 million during the six months ended June 30, 2026. At June 30, 2026, we had no outstanding balance on our uncommitted, unsecured line.

The Federal Home Loan advances of $450.0 million as of June 30, 2026, are floating-rate advances. The weighted average interest rate on these advances during the six months ended June 30, 2026 was 3.35%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At June 30, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $7.5 billion at June 30, 2026 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At June 30, 2026, there were $450.0 million of outstanding Federal Home Loan Bank advances. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $7.0 billion with the Federal Reserve’s discount window at June 30, 2026. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $24.3 billion at June 30, 2026. At June 30, 2026, there was $25.4 billion in client money market and FDIC-insured product balances.

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

Use of Capital Resources

We have paid $24.2 million in the form of upfront notes to financial advisors for transition pay during the six months ended June 30, 2026. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining six months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $83.3 million, $128.8 million, $116.1 million, $89.1 million, $70.3 million, and $185.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. At June 30, 2026, there was $37.7 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to be amortized over a weighted-average period of 4.0 years.

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

At June 30, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.1 million, of which 14.8 million were unvested. At June 30, 2026, there was unrecognized compensation cost for deferred awards of approximately $908.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining six months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $148.1 million, $235.0 million, $183.8 million, $145.3 million, $98.1 million, and $98.0 million, respectively. These estimates could change if our forfeitures change from historical levels.

The Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.34 per share, payable June 15, 2026, to shareholders of record at the close of business on June 1, 2026.

The Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on June 15, 2026, to shareholders of record on June 1, 2026.

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

At June 30, 2026, Stifel had net capital of $776.5 million, which was 37.7% of aggregate debit items and $735.3 million in excess of its minimum required net capital. At June 30, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2026, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2026, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At June 30, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Recently Issued Accounting Guidance

Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (January 1, 2027, for our company), and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of the accounting update on our disclosures.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2026, and the daily VaR at June 30, 2026 and December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026			VaR Calculation at
	High	Low	Daily Average	June 30, 2026	December 31, 2025
Daily VaR	$12,629	$6,023	$8,618	$8,615	$6,680

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

The following table illustrates the estimated change in net interest income at June 30, 2026, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	3.0%
+100	1.6
0	—
-100	(2.8)
-200	(6.7)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at June 30, 2026 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$15,787,047	$851,982	$5,650,481	$2,766,217
Securities	6,725,553	514,046	751,531	645,816
Interest-bearing cash	1,249,689	—	—	—
Total interest-earning assets	$23,762,289	$1,366,028	$6,402,012	$3,412,033
Interest-bearing liabilities:
Transaction accounts and savings	$31,476,634	$—	$—	$—
Borrowings	594,941	—	—	—
Certificates of deposit	290,746	—	—	—
Total interest-bearing liabilities	$32,362,321	$—	$—	$—
GAP	(8,600,032)	1,366,028	6,402,012	3,412,033
Cumulative GAP	$(8,600,032)	$(7,234,004)	$(831,992)	$2,580,041

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2026, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.9 billion and the fair value of the collateral that had been sold or repledged was $1.1 billion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2026 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2026. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 - 30, 2026	425,000	$78.22	425,000	9,758,799
May 1 - 31, 2026	500,000	74.38	500,000	9,258,799
June 1 - 30, 2026	1,425,000	71.33	1,425,000	7,833,799
Total	2,350,000	$73.23	2,350,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2026, the maximum number of shares that may yet be purchased under this plan was 7.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1

First Amendment to the Second Restated Certificate of Incorporation, dated June 9, 2026, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 9, 2026.

10.1

Stifel Financial Corp. 2001 Incentive Stock Plan (2018 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on June 9, 2026.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

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

Date: August 5, 2026