Form 10-Q
period 2026-09-30
STIFEL FINANCIAL CORP
filed 2026-11-04
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class/ Trading Symbol	Name of Each Exchange on Which Registered	Shares or principal amount outstanding - October 30, 2026
Common Stock, $0.15 par value per share (SF)	New York Stock Exchange	149,236,808
Depository Shares, each representing 1/1,000th interest in a share of 6.25% Non-Cumulative Preferred Stock, Series B (SF-PB)	New York Stock Exchange	6,400
Depository Shares, each representing 1/1,000th interest in a share of 6.125% Non-Cumulative Preferred Stock, Series C (SF-PC)	New York Stock Exchange	9,000
Depository Shares, each representing 1/1,000th interest in a share of 4.50% Non-Cumulative Preferred Stock, Series D (SF-PD)	New York Stock Exchange	12,000
5.20% Senior Notes due 2047 (SFB)	New York Stock Exchange	$225,000,000

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

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	September 30, 2026	December 31, 2025
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$1,629,363	$2,253,789
Cash segregated for regulatory purposes	32,441	29,018
Receivables:
Brokerage clients, net	1,113,559	1,138,094
Brokers, dealers, and clearing organizations	1,007,142	571,663
Securities purchased under agreements to resell	821,323	564,162
Financial instruments owned, at fair value	1,821,512	1,427,835
Available-for-sale securities, at fair value	1,512,748	1,593,390
Held-to-maturity securities, at amortized cost	6,512,020	6,549,054
Loans:
Held for investment, net	25,735,829	21,925,257
Held for sale, at lower of cost or fair value	328,900	502,199
Investments, at fair value	85,944	81,825
Fixed assets, net	261,154	197,119
Operating lease right-of-use assets, net	761,627	788,477
Goodwill	1,463,858	1,463,858
Intangible assets, net	84,778	108,045
Loans and advances to financial advisors and other employees, net	652,620	744,635
Deferred tax assets, net	166,927	151,204
Other assets	1,290,091	1,181,158
Total assets	$45,281,836	$41,270,782
Liabilities
Payables:
Brokerage clients, net	$791,764	$431,583
Brokers, dealers, and clearing organizations	714,137	303,378
Drafts	74,650	142,916
Securities sold under agreements to repurchase	817,198	651,236
Bank deposits	32,807,264	29,752,063
Financial instruments sold, but not yet purchased, at fair value	1,032,576	793,626
Accrued compensation	854,857	988,952
Lease liabilities, net	830,600	855,899
Accounts payable and accrued expenses	639,561	701,369
Senior notes, net	618,061	617,443
Debentures to Stifel Financial Capital Trusts	55,000	55,000
Total liabilities	39,235,668	35,293,465
Equity
Preferred stock - $1 par value; authorized 3,000,000 shares; issued 27,400 shares	685,000	685,000
Common stock - $0.15 par value; authorized 291,000,000 shares; issued 167,494,363 and 167,494,164 shares, respectively	25,124	25,124
Additional paid-in-capital	1,900,707	1,907,949
Retained earnings	4,596,863	4,163,363
Accumulated other comprehensive loss	(85,605)	(17,809)
Treasury stock, at cost, 17,433,922 and 14,997,515 shares, respectively	(1,075,921)	(786,310)
Total equity	6,046,168	5,977,317
Total liabilities and equity	$45,281,836	$41,270,782

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Commissions	$200,756	$206,075	$630,052	$600,414
Principal transactions	117,124	177,876	407,436	492,139
Investment banking	306,203	323,483	979,569	794,885
Asset management	492,163	431,399	1,408,250	1,244,548
Interest	510,624	481,504	1,437,766	1,434,192
Other income	8,299	14,228	76,527	28,499
Total revenues	1,635,169	1,634,565	4,939,600	4,594,677
Interest expense	208,958	205,169	584,424	625,526
Net revenues	1,426,211	1,429,396	4,355,176	3,969,151
Non-interest expenses:
Compensation and benefits	813,494	839,820	2,494,846	2,346,976
Occupancy and equipment rental	102,787	95,601	303,037	282,045
Communications and office supplies	48,846	48,893	146,208	146,253
Commissions and floor brokerage	13,547	15,807	43,627	49,759
Provision for credit losses	7,926	8,316	26,999	28,664
Other operating expenses	129,986	134,913	405,324	552,224
Total non-interest expenses	1,116,586	1,143,350	3,420,041	3,405,921
Income from operations before income tax expense	309,625	286,046	935,135	563,230
Provision for income taxes	75,482	74,675	223,096	143,812
Net income	234,143	211,371	712,039	419,418
Preferred dividends	9,320	9,320	27,961	27,961
Net income available to common shareholders	$224,823	$202,051	$684,078	$391,457

Earnings per common share:
Basic	$1.48	$1.31	$4.45	$2.52
Diluted	$1.40	$1.22	$4.23	$2.37

Cash dividends declared per common share	$0.34	$0.31	$1.02	$0.93

Weighted-average number of common shares outstanding:
Basic	151,956	154,679	153,889	155,603
Diluted	160,145	165,087	161,744	164,877

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$234,143	$211,371	$712,039	$419,418
Other comprehensive income/(loss), net of tax: (1)
Changes in unrealized gains/(losses) on available-for-sale securities (2)	(55,904)	11,968	(63,209)	41,798
Foreign currency translation adjustment	(451)	(3,614)	(4,587)	7,994
Total other comprehensive income/(loss), net of tax	(56,355)	8,354	(67,796)	49,792
Total comprehensive income	$177,788	$219,725	$644,243	$469,210

(1)
Net of tax benefit of $18.2 million and tax expense of $3.0 million for the three months ended September 30, 2026 and 2025, respectively. Net of tax benefit of $21.2 million and tax expense of $17.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)
There were no reclassifications to earnings for the nine months ended September 30, 2026 and 2025.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	25,124	25,124
Issuance of common stock	—	—
Balance, end of period	25,124	25,124
Additional paid-in-capital:
Balance, beginning of period	1,857,164	1,829,408
Unit amortization, net of forfeitures	43,870	35,214
Distributions under employee plans	(84)	(2,797)
Other	(243)	(229)
Balance, end of period	1,900,707	1,861,596
Retained earnings:
Balance, beginning of period	4,432,191	3,813,207
Net income	234,143	211,371
Dividends declared:
Common	(56,763)	(53,889)
Preferred	(9,320)	(9,320)
Distributions under employee plans	(4,481)	(255)
Other	1,093	15
Balance, end of period	4,596,863	3,961,129
Accumulated other comprehensive loss:
Balance, beginning of period	(29,250)	(34,200)
Unrealized gains/(losses) on securities, net of tax	(55,904)	11,968
Foreign currency translation adjustment, net of tax	(451)	(3,614)
Balance, end of period	(85,605)	(25,846)
Treasury stock, at cost:
Balance, beginning of period	(956,988)	(721,554)
Distributions under employee plans	3,043	1,924
Common stock repurchased	(121,976)	(31,238)
Balance, end of period	(1,075,921)	(750,868)
Total Shareholders' Equity	$6,046,168	$5,756,135

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Preferred stock, par value $1.00 per share:
Balance, beginning of period	$685,000	$685,000
Issuance of preferred stock	—	—
Balance, end of period	685,000	685,000
Common stock, par value $0.15 per share:
Balance, beginning of period	25,124	25,124
Issuance of common stock	—	—
Balance, end of period	25,124	25,124
Additional paid-in-capital:
Balance, beginning of period	1,907,949	1,887,193
Unit amortization, net of forfeitures	142,789	116,951
Distributions under employee plans	(149,739)	(142,162)
Other	(292)	(386)
Balance, end of period	1,900,707	1,861,596
Retained earnings:
Balance, beginning of period	4,163,363	3,794,609
Net income	712,039	419,418
Dividends declared:
Common	(172,105)	(159,374)
Preferred	(27,961)	(27,961)
Distributions under employee plans	(85,097)	(65,632)
Other	6,624	69
Balance, end of period	4,596,863	3,961,129
Accumulated other comprehensive loss:
Balance, beginning of period	(17,809)	(75,638)
Unrealized gains/(losses) on securities, net of tax	(63,209)	41,798
Foreign currency translation adjustment, net of tax	(4,587)	7,994
Balance, end of period	(85,605)	(25,846)
Treasury stock, at cost:
Balance, beginning of period	(786,310)	(629,518)
Distributions under employee plans	100,856	86,099
Common stock repurchased	(390,467)	(207,449)
Balance, end of period	(1,075,921)	(750,868)
Total Shareholders' Equity	$6,046,168	$5,756,135

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$712,039	$419,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,668	45,762
Amortization of loans and advances to financial advisors and other employees	116,150	108,515
Amortization of premium on investment portfolio	3,971	5,301
Provision for credit losses	26,999	28,664
Amortization of intangible assets	23,106	16,599
Deferred income taxes	2,958	(54,678)
Stock-based compensation	156,225	119,039
Gain on sale of business	(44,146)	—
Unrealized (gains)/loss on investments	96	(4,280)
Gain on sale of leased aircraft engines	—	(41,941)
Other, net	18,812	8,337
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients, net	24,535	(125,208)
Brokers, dealers, and clearing organizations	(435,479)	(290,978)
Securities purchased under agreements to resell	(257,161)	3,355
Financial instruments owned	(393,677)	(371,470)
Loans originated as held for sale	(1,856,904)	(1,643,940)
Proceeds from loans held for sale	2,043,651	2,218,144
Loans and advances to financial advisors and other employees, net	(46,727)	(173,684)
Other assets	(94,379)	38,661
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients, net	360,181	197,666
Brokers, dealers, and clearing organizations	162,792	76,149
Drafts	(68,266)	(24,529)
Financial instruments sold, but not yet purchased	238,950	159,849
Accrued compensation	(134,095)	(64,897)
Other liabilities and accrued expenses	(71,765)	84,726
Net cash provided by operating activities	$534,534	$734,580

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Investing Activities:
Proceeds from:
Principal paydowns, maturities, and calls of available-for-sale securities	$308,241	$274,398
Principal paydowns, maturities, and calls of held-to-maturity securities	2,227,555	1,792,737
Sale or maturity of investments	1,330	31
Disposition of business, net	55,388	—
Sale of leased aircraft engines	—	105,440
Increase in loans held for investment, net	(3,862,533)	(932,644)
Payments for:
Purchase of fixed assets	(110,703)	(48,604)
Purchase of available-for-sale securities	(304,428)	(327,072)
Purchase of held-to-maturity securities	(2,190,470)	(1,725,760)
Purchase of investments	(9,056)	(4,602)
Acquisitions, net of cash received	—	(74,878)
Net cash used in investing activities	(3,884,676)	(940,954)
Cash Flows From Financing Activities:
Payment of contingent consideration	(170)	(252)
Increase in securities sold under agreements to repurchase	165,962	167,131
Increase in bank deposits, net	3,055,201	1,035,521
Increase in securities loaned	247,967	141,233
Proceeds from borrowings	145,000	—
Repayment of borrowings	(145,000)	—
Repayment of short-term debt	—	(86,877)
Tax payments related to shares withheld for stock-based compensation plans	(132,204)	(120,893)
Repurchase of common stock	(390,467)	(207,449)
Cash dividends on preferred stock	(27,961)	(27,961)
Cash dividends paid to common stock and equity-award holders	(184,602)	(159,076)
Extinguishment of Stifel Financial Capital Trust	—	(4,444)
Net cash provided by financing activities	2,733,726	736,933
Effect of exchange rate changes on cash	(4,587)	7,994
Increase/(decrease) in cash, cash equivalents, and cash segregated for regulatory purposes	(621,003)	538,553
Cash, cash equivalents, and cash segregated for regulatory purposes at beginning of period	2,282,807	2,678,203
Cash, cash equivalents, and cash segregated for regulatory purposes at end of period	$1,661,804	$3,216,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$590,505	$638,068
Cash paid for income taxes, net of refunds	198,820	122,590
Noncash investing and financing activities:
Transfer of loans held for investment to held for sale	25,314	693,515
Transfer of loans held for sale to held for investment	—	97,464
Unit grants, net of forfeitures	219,841	237,183

The following presents cash, cash equivalents, and cash restricted for regulatory purposes for the periods presented (in thousands):
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,629,363	$2,253,789
Cash segregated for regulatory purposes	32,441	29,018
Total cash, cash equivalents, and cash segregated for regulatory purposes	$1,661,804	$2,282,807

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, for cash consideration to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $44.1 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

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

Loans and Advances to Financial Advisors and Other Employees, Net

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We present the outstanding balance of loans to financial advisors on our consolidated statements of financial condition, net of the allowance for credit losses. Our allowance for credit losses was approximately $32.0 million and $32.3 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 3 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2026 and December 31, 2025, included (in thousands):

	September 30, 2026	December 31, 2025
Deposits paid for securities borrowed	$514,097	$315,561
Receivable from clearing organizations	447,653	248,371
Securities failed to deliver	45,392	7,731
Total receivables from brokers, dealers, and clearing organizations	$1,007,142	$571,663

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2026 and December 31, 2025, included (in thousands):

	September 30, 2026	December 31, 2025
Deposits received from securities loaned	$500,104	$252,137
Securities failed to receive	108,632	30,906
Payable to clearing organizations	105,401	20,335
Total payables to brokers, dealers, and clearing organizations	$714,137	$303,378

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

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, agency mortgage-backed securities, asset-backed securities, fixed income and equity securities infrequently traded, state and municipal securities, and non-agency mortgage-backed securities, included in other in the table below.

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

The table below presents the fair value of our investments in, and unfunded commitments to, funds that are measured at NAV as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Fair value of investments	Unfunded commitments	Fair value of investments	Unfunded commitments
Partnership interests	$37,944	20,349	$31,819	$16,508
Money market funds	3,146	—	2,340	—
Mutual funds	734	—	668	—
Private equity funds	292	—	290	—
Total fair value of funds measured at NAV	$42,116	$20,349	$35,117	$16,508

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities and corporate equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments primarily include agency mortgage-backed securities not actively traded, fixed income securities, and equity securities infrequently traded.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, are presented below (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial instruments owned:
U.S. government securities	$11,645	$11,645	$—	$—
U.S. government agency securities	199,035	—	199,035	—
Agency mortgage-backed securities	521,240	—	521,240	—
Asset-backed securities	262,969	—	262,469	500
Corporate securities:
Fixed income securities	332,069	517	331,552	—
Equity securities	106,863	60,773	45,980	110
State and municipal securities	302,955	—	302,955	—
Other (1)	84,736	—	22,705	62,031
Total financial instruments owned	1,821,512	72,935	1,685,936	62,641
Available-for-sale securities:
U.S. government agency securities	2,402	—	2,402	—
State and municipal securities	2,291	—	2,291	—
Mortgage-backed securities:
Agency	1,200,549	—	1,200,549	—
Commercial	1,243	—	1,243	—
Non-agency	124	—	124	—
Corporate fixed income securities	244,001	—	244,001	—
Asset-backed securities	62,138	—	62,138	—
Total available-for-sale securities	1,512,748	—	1,512,748	—
Investments:
Corporate equity securities	31,885	9,339	3,422	19,124
Auction rate securities	184	—	—	184
Other (2)	14,905	—	—	14,905
Investments in funds and partnerships measured at NAV	38,970
Total investments	85,944	9,339	3,422	34,213
Derivative contracts (3)	99,373	—	99,373	—
Subtotal	3,519,577	82,274	3,301,479	96,854
Cash equivalents measured at NAV	3,146
Total assets at fair value on a recurring basis	$3,522,723	$82,274	$3,301,479	$96,854

(1) Includes syndicated loans and non-agency mortgage-backed securities.

(2) Primarily includes private company investments.

(3) Included in other assets in the consolidated statements of financial condition.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$710,244	$710,244	$—	$—
Agency mortgage-backed securities	176,559	—	176,559	—
Corporate securities:
Fixed income securities	129,750	—	129,750	—
Equity securities	14,911	14,811	100	—
Other (4)	1,112	—	741	371
Total financial instruments sold, but not yet purchased	1,032,576	725,055	307,150	371
Derivative contracts (5)	99,379	—	99,379	—
Total liabilities at fair value on a recurring basis	$1,131,955	$725,055	$406,529	$371

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments during the three months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at June 30, 2026	$500	$104	$67,903	$19,136	$184	$14,905
Unrealized gains/(losses)	—	6	(1,018)	(12)	—	—
Realized losses	—	—	—	—	—	—
Purchases	—	—	1,899	—	—	—
Sales	—	—	—	—	—	—
Redemptions	—	—	(6,753)	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Net change	—	6	(5,872)	(12)	—	—
Balance at September 30, 2026	$500	$110	$62,031	$19,124	$184	$14,905

The following table summarizes the change in fair value associated with Level 3 financial instruments during the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30, 2026
	Financial instruments owned			Investments
	Asset-Backed Securities	Corporate Equity Securities	Syndicated Loans	Corporate Equity Securities	Auction Rate Securities	Other
Balance at December 31, 2025	$4,040	$114	$56,898	$19,446	$551	$13,560
Unrealized gains/(losses)	(534)	12	(1,042)	(977)	8	1,345
Realized losses	(2)	(10)	(3)	—	(7)	—
Purchases	—	—	43,473	655	—	—
Sales	(3,004)	(104)	(1,369)	—	(368)	—
Redemptions	—	—	(35,926)	—	—	—
Transfers into Level 3	—	98	—	—	—	—
Net change	(3,540)	(4)	5,133	(322)	(367)	1,345
Balance at September 30, 2026	$500	$110	$62,031	$19,124	$184	$14,905

The results included in the tables above are only a component of the overall investment strategies of our company. The tables above do not present Level 1 or Level 2 valued assets or liabilities. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2026, relating to Level 3 assets still held at September 30, 2026, were immaterial.

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

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments as of September 30, 2026 and December 31, 2025, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,629,363	$1,629,363	$2,253,789	$2,253,789
Cash segregated for regulatory purposes	32,441	32,441	29,018	29,018
Securities purchased under agreements to resell	821,323	821,323	564,162	564,162
Financial instruments owned	1,821,512	1,821,512	1,427,835	1,427,835
Available-for-sale securities	1,512,748	1,512,748	1,593,390	1,593,390
Held-to-maturity securities	6,512,020	6,517,708	6,549,054	6,565,484
Bank loans	25,735,829	25,395,573	21,925,257	21,610,180
Loans held for sale	328,900	328,900	502,199	502,199
Investments	85,944	85,944	81,825	81,825
Derivative contracts (1)	99,373	99,373	71,297	71,297
Financial liabilities:
Securities sold under agreements to repurchase	$817,198	$817,198	$651,236	$651,236
Bank deposits	32,807,264	32,807,067	29,752,063	29,752,095
Financial instruments sold, but not yet purchased	1,032,576	1,032,576	793,626	793,626
Senior notes	618,061	545,046	617,443	576,180
Debentures to Stifel Financial Capital Trusts	55,000	51,123	55,000	51,582
Derivative contracts (2)	99,379	99,379	71,311	71,311

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following tables present the estimated fair values and fair value hierarchy of financial instruments that are not recorded at fair value in the consolidated statements of financial condition or measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$1,626,217	$1,626,217	$—	$—
Cash segregated for regulatory purposes	32,441	32,441	—	—
Securities purchased under agreements to resell	821,323	—	821,323	—
Held-to-maturity securities	6,517,708	—	6,509,624	8,084
Bank loans	25,395,573	—	25,307,357	88,216
Loans held for sale	328,900	—	328,900	—
Financial liabilities:
Securities sold under agreements to repurchase	$817,198	$—	$817,198	$—
Bank deposits	32,807,067	—	32,807,067	—
Senior notes	545,046	545,046	—	—
Debentures to Stifel Financial Capital Trusts	51,123	—	—	51,123

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$2,251,449	$2,251,449	$—	$—
Cash segregated for regulatory purposes	29,018	29,018	—	—
Securities purchased under agreements to resell	564,162	—	564,162	—
Held-to-maturity securities	6,565,484	—	6,495,393	70,091
Bank loans	21,610,180	—	21,515,785	94,395
Loans held for sale	502,199	—	502,199	—
Financial liabilities:
Securities sold under agreements to repurchase	$651,236	$—	$651,236	$—
Bank deposits	29,752,095	—	29,752,095	—
Senior notes	576,180	576,180	—	—
Debentures to Stifel Financial Capital Trusts	51,582	—	—	51,582

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2026 and December 31, 2025.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2026 and December 31, 2025 approximate fair value due to their short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2026 and December 31, 2025 approximate fair value due to the short-term nature.

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

NOTE 5 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Financial instruments owned:
U.S. government securities	$11,645	$5,196
U.S. government agency securities	199,035	174,478
Agency mortgage-backed securities	521,240	515,634
Asset-backed securities	262,969	143,723
Corporate securities:
Fixed income securities	332,069	295,570
Equity securities	106,863	55,312
State and municipal securities	302,955	174,579
Other (1)	84,736	63,343
Total financial instruments owned	$1,821,512	$1,427,835
Financial instruments sold, but not yet purchased:
U.S. government securities	$710,244	$475,449
Agency mortgage-backed securities	176,559	154,983
Corporate securities:
Fixed income securities	129,750	145,582
Equity securities	14,911	16,363
Other (2)	1,112	1,249
Total financial instruments sold, but not yet purchased	$1,032,576	$793,626

(1) Includes syndicated loans, non-agency mortgage-backed securities, and sovereign debt.

(2) Includes asset-backed securities, syndicated loans, and state and municipal securities.

At September 30, 2026 and December 31, 2025, financial instruments owned in the amount of $688.3 million and $523.4 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings. Our financial instruments owned are presented on a trade-date basis in the consolidated statements of financial condition.

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

NOTE 6 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,465	$—	$(63)	$2,402
State and municipal securities	2,325	—	(34)	2,291
Mortgage-backed securities:
Agency	1,347,530	6	(146,987)	1,200,549
Commercial	1,269	—	(26)	1,243
Non-agency	126	—	(2)	124
Corporate fixed income securities	274,977	—	(30,976)	244,001
Asset-backed securities	62,068	215	(145)	62,138
Total available-for-sale securities	$1,690,760	$221	$(178,233)	$1,512,748
Held-to-maturity securities (2)
Asset-backed securities	$6,512,020	$5,945	$(257)	$6,517,708

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
Available-for-sale securities
U.S. government agency securities	$2,440	$6	$(65)	$2,381
State and municipal securities	2,325	1	—	2,326
Mortgage-backed securities:
Agency	1,181,888	4,652	(85,128)	1,101,412
Commercial	2,136	—	(23)	2,113
Non-agency	156	—	(4)	152
Corporate fixed income securities	400,053	94	(24,397)	375,750
Asset-backed securities	109,591	108	(443)	109,256
Total available-for-sale securities	$1,698,589	$4,861	$(110,060)	$1,593,390
Held-to-maturity securities (2)
Asset-backed securities	$6,549,054	$18,943	$(2,513)	$6,565,484

(1)
Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

We are required to evaluate our available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2026, we did not have an allowance for credit losses recorded on our investment portfolio.

Accrued interest receivable for our investment portfolio at September 30, 2026 and December 31, 2025 was $83.4 million and $84.1 million, respectively, and is reported in other assets in the consolidated statements of financial condition. We do not include reserves for interest receivable in the measurement of the allowance for credit losses.

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.

The table below summarizes the amortized cost and fair values of our securities by contractual maturity at September 30, 2026 and December 31, 2025 (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Within one year	$12,090	$11,976	$104,503	$103,686
After one year through three years	29,533	28,172	38,192	36,763
After three years through five years	248,087	217,832	105,181	98,421
After five years through ten years	75,217	69,026	260,454	241,770
After ten years	1,325,833	1,185,742	1,190,259	1,112,750
Total available-for-sale securities	$1,690,760	$1,512,748	$1,698,589	$1,593,390
Held-to-maturity securities
After three years through five years	97,337	97,371	157,770	157,868
After five years through ten years	472,405	472,731	1,494,530	1,495,893
After ten years	5,942,278	5,947,606	4,896,754	4,911,723
Total held-to-maturity securities	$6,512,020	$6,517,708	$6,549,054	$6,565,484

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at September 30, 2026, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale securities
U.S. government agency securities	$—	$2,402	$—	$—	$2,402
State and municipal securities	—	2,291	—	—	2,291
Mortgage-backed securities:
Agency	2	14,269	63,917	1,122,361	1,200,549
Commercial	—	—	—	1,243	1,243
Non-agency	—	—	124	—	124
Corporate fixed income securities	11,974	227,042	4,985	—	244,001
Asset-backed securities	—	—	—	62,138	62,138
Total available-for-sale securities	$11,976	$246,004	$69,026	$1,185,742	$1,512,748
Held-to-maturity securities
Asset-backed securities	$—	$97,337	$472,405	$5,942,278	$6,512,020

At September 30, 2026 and December 31, 2025, securities of $1.2 billion and $880.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. At September 30, 2026 and December 31, 2025, securities of $3.8 billion and $3.3 billion, respectively, were pledged with the Federal Reserve discount window.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency securities	$(2)	$480	$(61)	$1,922	$(63)	$2,402
State and municipal securities	(34)	2,291	—	—	(34)	2,291
Mortgage-backed securities:
Agency	(35,868)	688,671	(111,119)	510,687	(146,987)	1,199,358
Commercial	—	—	(26)	1,243	(26)	1,243
Non-agency	—	—	(2)	124	(2)	124
Corporate fixed income securities	(1,615)	17,719	(29,361)	226,282	(30,976)	244,001
Asset-backed securities			(145)	25,667	(145)	25,667
Total available-for-sale securities	$(37,519)	$709,161	$(140,714)	$765,925	$(178,233)	$1,475,086

At September 30, 2026, the amortized cost of 232 securities classified as available for sale exceeded their fair value by $178.2 million, of which $140.7 million related to investment securities that had been in a loss position for 12 months or longer. These unrealized losses are primarily driven by changes in interest rates and market spreads subsequent to purchase and are not indicative of credit deterioration. The total fair value of these investments at September 30, 2026, was $1.5 billion, which was 97.5% of our available-for-sale portfolio.

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

At September 30, 2026, approximately 94% of our available-for-sale securities were backed by the United States government or rated A or higher by nationally recognized rating agencies.

The following table shows the amortized cost of our held-to-maturity securities by credit quality indicator at September 30, 2026 (in thousands):

	AAA	AA	Total
Held-to-maturity securities
Asset-backed securities	$4,679,481	$1,832,539	$6,512,020

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

The following table presents the balance and associated percentage of each major loan category in our bank loan portfolio at September 30, 2026 and December 31, 2025 (in thousands, except percentages):

	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Residential real estate	$9,821,336	38.0%	$9,254,939	41.9%
Fund banking	6,719,233	26.0	4,096,649	18.6
Commercial and industrial	4,720,505	18.2	4,135,091	18.7
Securities-based loans	2,992,963	11.6	2,672,431	12.1
Construction and land	926,412	3.6	1,214,450	5.5
Commercial real estate	372,212	1.4	423,474	1.9
Home equity lines of credit	261,243	1.0	225,196	1.0
Other	52,129	0.2	44,533	0.3
Gross bank loans	25,866,033	100.0%	22,066,763	100.0%
Loans in process/(unapplied loan payments), net	(14,417)		(10,779)
Unamortized loan fees, net	(2,640)		1,518
Allowance for credit losses on loans	(113,147)		(132,245)
Loans held for investment, net	$25,735,829		$21,925,257

At September 30, 2026 and December 31, 2025, Stifel Bancorp had loans outstanding to its executive officers and directors and executive officers and directors of certain affiliated entities in the amount of $124.3 million and $98.4 million, respectively.

At September 30, 2026 and December 31, 2025, we had loans held for sale of $328.9 million and $502.2 million, respectively. For the three months ended September 30, 2026 and 2025, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $3.2 million and $1.6 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2026 and 2025, we recognized losses, included in other income in the accompanying consolidated statements of operations, of $6.3 million and $6.5 million, respectively, from the sale of originated loans, net of fees and costs.

At September 30, 2026 and December 31, 2025, loans, primarily consisting of residential and commercial real estate loans of $9.2 billion and $8.6 billion, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings. At September 30, 2026 and December 31, 2025, loans of $4.1 billion and $3.1 billion, respectively, were pledged with the Federal Reserve discount window.

Accrued interest receivable for loans and loans held for sale at September 30, 2026 and December 31, 2025 was $103.6 million and $90.7 million, respectively, and is reported in other assets on the consolidated statement of financial condition.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2026 (in thousands).

	Three Months Ended September 30, 2026
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$79,053	$12,268	$(14,980)	$126	$76,467
Residential real estate	12,389	(2,095)	—	—	10,294
Construction and land	10,687	(4,137)	—	—	6,550
Fund banking	8,809	1,176	—	—	9,985
Commercial real estate	4,919	855	—	—	5,774
Securities-based loans	3,509	(370)	—	—	3,139
Home equity lines of credit	740	(428)	—	—	312
Other	579	46	—	1	626
Total allowance for credit losses	$120,685	$7,315	$(14,980)	$127	$113,147

	Nine Months Ended September 30, 2026
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,612	$36,363	$(52,634)	$126	$76,467
Residential real estate	11,264	(970)	—	—	10,294
Construction and land	10,567	(10,777)	—	6,760	6,550
Fund banking	8,193	1,792	—	—	9,985
Commercial real estate	5,650	124	—	—	5,774
Securities-based loans	3,254	(115)	—	—	3,139
Home equity lines of credit	134	178	—	—	312
Other	571	52	—	3	626
Total allowance for credit losses	$132,245	$26,647	$(52,634)	$6,889	$113,147

During the three months ended September 30, 2026, we recorded $7.9 million of provision for credit losses, including $7.3 million of the reserve for credit losses for funded loans and $0.6 million of the allowance for credit losses on unfunded lending commitments. During the nine months ended September 30, 2026, we recorded $27.0 million of provision for credit losses, including $26.6 million of the reserve for credit losses for funded loans and $1.4 million of the allowance for credit losses on unfunded lending commitments, partially offset by a release of $1.0 million of the allowance for credit losses on loans and advances to financial advisors and other employees. During the three months ended September 30, 2025, we recorded $8.3 million of provision for credit losses, including $8.8 million of the reserve for credit losses for funded loans, partially offset by a release of $0.5 million of the allowance for credit losses on unfunded lending commitments. During the nine months ended September 30, 2025, we recorded $28.7 million of provision for credit losses, including $29.2 million of the reserve for credit losses for funded loans, partially offset by a release of $0.6 million of the allowance for credit losses on unfunded lending commitments. The provision for credit losses related to the loan portfolio and the provision for unfunded lending commitments are included in the provision for credit losses on the consolidated statement of operations. The expected credit losses for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, are reported on the consolidated statement of financial condition in accounts payable and accrued expenses.

The following tables detail activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2025 (in thousands).

	Three Months Ended September 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$84,981	$11,378	$(10,529)	$—	$85,830
Residential real estate	13,767	(1,258)	—	—	12,509
Construction and land	12,854	(629)	—	—	12,225
Fund banking	10,948	(132)	—	—	10,816
Commercial real estate	8,795	(192)	—	—	8,603
Securities-based loans	3,128	52	—	—	3,180
Home equity lines of credit	660	(417)	—	—	243
Other	601	6	—	9	616
Total allowance for credit losses	$135,734	$8,808	$(10,529)	$9	$134,022

	Nine Months Ended September 30, 2025
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Commercial and industrial	$92,698	$27,652	$(34,520)	$—	$85,830
Residential real estate	11,061	1,448	—	—	12,509
Construction and land	12,866	(641)	—	—	12,225
Fund banking	10,792	24	—	—	10,816
Commercial real estate	8,057	546	—	—	8,603
Securities-based loans	2,917	263	—	—	3,180
Home equity lines of credit	317	(74)	—	—	243
Other	600	(2)	—	18	616
Total allowance for credit losses	$139,308	$29,216	$(34,520)	$18	$134,022

The following tables present the aging of the recorded investment in past due loans at September 30, 2026 and December 31, 2025 by portfolio segment (in thousands):

	As of September 30, 2026
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$27,247	$2,412	$29,659	$9,791,677	$9,821,336
Fund banking	8,016	—	8,016	6,711,217	6,719,233
Commercial and industrial	5,380	22,711	28,091	4,692,414	4,720,505
Securities-based loans	882	—	882	2,992,081	2,992,963
Construction and land	—	—	—	926,412	926,412
Commercial real estate	—	—	—	372,212	372,212
Home equity lines of credit	323	162	485	260,758	261,243
Other	13	98	111	52,018	52,129
Total gross bank loans	$41,861	$25,383	$67,244	$25,798,789	$25,866,033

* There were no loans past due 90 days and still accruing interest at September 30, 2026.

	As of September 30, 2026
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$68,638	$7,623	$76,261
Construction and land	—	46,574	46,574
Residential real estate	2,412	—	2,412
Home equity lines of credit	162	—	162
Other	36	62	98
Total nonperforming loans	$71,248	$54,259	$125,507

	As of December 31, 2025
	30 – 89 Days Past Due	90 or More Days Past Due *	Total Past Due	Current Balance	Total
Residential real estate	$16,269	$3,488	$19,757	$9,235,182	$9,254,939
Commercial and industrial	51,000	55,236	106,236	4,028,855	4,135,091
Fund banking	1,774	—	1,774	4,094,875	4,096,649
Securities-based loans	514	—	514	2,671,917	2,672,431
Construction and land	—	45,434	45,434	1,169,016	1,214,450
Commercial real estate	—	—	—	423,474	423,474
Home equity lines of credit	499	515	1,014	224,182	225,196
Other	38	3	41	44,492	44,533
Total gross bank loans	$70,094	$104,676	$174,770	$21,891,993	$22,066,763

* There were no loans past due 90 days and still accruing interest at December 31, 2025.

	As of December 31, 2025
	Nonperforming loans with allowance	Nonperforming loans with no allowance	Total
Commercial and industrial	$80,429	$2,307	$82,736
Construction and land	—	38,417	38,417
Residential real estate	1,033	2,455	3,488
Home equity lines of credit	—	515	515
Other	3	—	3
Total nonperforming loans	$81,465	$43,694	$125,159

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and nine months ended September 30, 2026 and 2025 were not material.

The gross interest income related to individually evaluated loans, which would have been recorded, had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2026 and 2025, were immaterial to the consolidated financial statements.

Credit quality indicators

As of September 30, 2026, bank loans were primarily extended to non-investment grade borrowers. Substantially all of these loans align with the U.S. Federal bank regulatory agencies’ definition of Pass. Loans meet the definition of Pass when they are performing and do not demonstrate adverse characteristics that are likely to result in a credit loss. A loan is determined to be impaired when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“nonaccrual status”), and any accrued and unpaid interest income is reversed.

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2026 and December 31, 2025, 97.4% and 97.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of our loan portfolio was as follows (in thousands):

	As of September 30, 2026
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,809,610	$9,314	$2,412	$—	$9,821,336
Fund banking	6,719,233	—	—	—	6,719,233
Commercial and industrial	4,417,437	70,466	156,341	76,261	4,720,505
Securities-based loans	2,992,963	—	—	—	2,992,963
Construction and land	840,137	39,701	—	46,574	926,412
Commercial real estate	289,841	58,196	24,175	—	372,212
Home equity lines of credit	261,081	—	162	—	261,243
Other	52,031	36	—	62	52,129
Total gross bank loans	$25,382,333	$177,713	$183,090	$122,897	$25,866,033

	As of December 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate	$9,247,024	$4,427	$3,488	$—	$9,254,939
Commercial and industrial	3,851,296	120,212	80,848	82,735	4,135,091
Fund banking	4,096,649	—	—	—	4,096,649
Securities-based loans	2,672,431	—	—	—	2,672,431
Construction and land	1,110,498	20,100	45,434	38,418	1,214,450
Commercial real estate	348,069	—	75,405	—	423,474
Home equity lines of credit	224,182	499	515	—	225,196
Other	44,530	3	—	—	44,533
Total gross bank loans	$21,594,679	$145,241	$205,690	$121,153	$22,066,763

	Term Loans Amortized Cost Basis by Origination Year – September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$1,628,072	$1,547,681	$789,216	$722,984	$2,121,072	$3,000,585	$—	$9,809,610
Special Mention	—	—	380	—	634	8,300	—	9,314
Substandard	—	—	—	—	1,500	912	—	2,412
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate	$1,628,072	$1,547,681	$789,596	$722,984	$2,123,206	$3,009,797	$—	$9,821,336
Fund banking:
Pass	$835,523	$6,387	$15,542	$—	$1,051	$300	$5,860,430	$6,719,233
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total fund banking	$835,523	$6,387	$15,542	$—	$1,051	$300	$5,860,430	$6,719,233
Commercial and industrial:
Pass	$972,854	$719,311	$574,269	$243,087	$423,109	$516,579	$968,228	$4,417,437
Special Mention	4,458	14,700	15,295	—	—	—	36,013	70,466
Substandard	33,113	8,106	37,034	—	29,862	13,339	34,887	156,341
Doubtful	—	1,566	4,877	4,754	5,010	46,999	13,055	76,261
Total commercial and industrial	$1,010,425	$743,683	$631,475	$247,841	$457,981	$576,917	$1,052,183	$4,720,505
Securities-based loans:
Pass	$75,513	$10,476	$4,798	$9,844	$625	$85,736	$2,805,971	$2,992,963
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total securities-based loans	$75,513	$10,476	$4,798	$9,844	$625	$85,736	$2,805,971	$2,992,963
Construction and land:
Pass	$14,992	$170,217	$101,226	$184,930	$311,053	$57,719	$—	$840,137
Special Mention	—	—	—	—	39,701	—	—	39,701
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	46,574	—	46,574
Total construction and land	$14,992	$170,217	$101,226	$184,930	$350,754	$104,293	$—	$926,412
Commercial real estate:
Pass	$9,500	$40,997	$-	$—	$145,253	$91,091	$3,000	$289,841
Special Mention	—	—	13,573	—	44,623	—	—	58,196
Substandard	—	—	—	—	24,175	—	—	24,175
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$9,500	$40,997	$13,573	$—	$214,051	$91,091	$3,000	$372,212
Home equity lines of credit:
Pass	$—	$—	$—	$—	$—	$—	$261,081	$261,081
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	162	162
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit	$—	$—	$—	$—	$—	$—	$261,243	$261,243
Other:
Pass	$—	$—	$—	$—	$16,555	$20,000	$15,476	$52,031
Special Mention	—	—	—	—	—	—	36	36
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	62	62
Total other	$—	$—	$—	$—	$16,555	$20,000	$15,574	$52,129

NOTE 8 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2025	Adjustments	Write-off	September 30, 2026
Goodwill
Global Wealth Management	$351,708	$—	$—	$351,708
Institutional Group	1,112,150	—	—	1,112,150
Total goodwill	$1,463,858	$—	$—	$1,463,858

	December 31, 2025	Adjustments	Amortization	September 30, 2026
Intangible assets
Global Wealth Management	$26,287	$—	$(2,916)	$23,371
Institutional Group	81,758	(161)	(20,190)	61,407
Total intangible assets	$108,045	$(161)	$(23,106)	$84,778

Amortizable intangible assets consist of acquired customer relationships, trade names, acquired technology, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$197,895	$120,438	$198,209	$111,535
Investment banking backlog	27,263	27,226	27,263	18,071
Trade names	20,916	16,217	20,916	15,387
Acquired technology	19,903	18,658	19,903	15,141
Non-compete agreements	8,729	7,389	8,729	6,841
Total intangible assets	$274,706	$189,928	$275,020	$166,975

Amortization expense related to intangible assets was $4.0 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $23.1 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is included in other operating expenses in the consolidated statements of operations.

The weighted-average remaining lives of the following intangible assets at September 30, 2026, are: customer relationships, 8.0 years; trade names, 5.0 years; non-compete agreements, 2.3 years; and acquired technology, 7.8 years. We have an intangible asset that is not subject to amortization and is, therefore, not included in the table below. As of September 30, 2026, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2026	$3,647
2027	14,479
2028	13,157
2029	12,383
2030	10,199
Thereafter	28,795
Total amortizable intangible assets	$82,660

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

Our uncommitted secured lines of credit at September 30, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the nine months ended September 30, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $100.0 million during the nine months ended September 30, 2026. At September 30, 2026, we had no outstanding balance on our uncommitted, unsecured line.

Federal Home Loan advances are floating-rate advances. At September 30, 2026, we had no Federal Home Loan advances outstanding. The weighted average interest rate on these advances during the nine months ended September 30, 2026 was 3.89%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

The Borrowers can draw upon this facility as long as certain restrictive covenants are maintained. Under the Amended and Restated Credit Agreement, the Company is required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and the Parent’s bank subsidiaries are required to maintain their status as well-capitalized, as defined, and our bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

NOTE 10 – Senior Notes

The following table summarizes our senior notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
4.00% senior notes, due 2030 (1)	$400,000	$400,000
5.20% senior notes, due 2047 (2)	225,000	225,000
	625,000	625,000
Debt issuance costs, net	(6,939)	(7,557)
Senior notes, net	$618,061	$617,443

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

NOTE 11 – Bank Deposits

Deposits consist of interest-bearing demand deposits (primarily money market and savings accounts), non-interest bearing demand deposits, and certificates of deposit. Deposits at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Demand deposits (interest-bearing)	$32,052,478	$28,931,314
Demand deposits (non-interest-bearing)	561,463	339,494
Certificates of deposit	193,323	481,255
Total deposits	$32,807,264	$29,752,063

At September 30, 2026 and December 31, 2025, there were no time deposits that exceeded the FDIC-insured amount, and all certificate of deposit balances at September 30, 2026, were due within one year.

At September 30, 2026 and December 31, 2025, related party deposits, primarily interest-bearing and time deposits of executive officers, directors, and their affiliates were immaterial. Brokerage customers’ deposits were $22.5 billion and $25.6 billion, respectively.

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

The following tables provide the notional values and fair values of our derivative instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$99,373	$99,379	1,649,003

	December 31, 2025
	Derivative Assets	Derivative Liabilities	Notional value
Interest rate contracts	$71,297	$71,311	$2,186,352

The scheduled maturities of our derivative instruments as of September 30, 2026, are as follows (in thousands):

Within one year	$276,762
One to three years	444,194
Three to five years	490,511
Five to ten years	397,625
Ten to fifteen years	31,911
Fifteen years and thereafter	8,000
Total notional value	$1,649,003

The following table presents the distribution of customer interest rate derivative transactions, by derivative product, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Swaps	$1,566,503	$1,853,852
Written options	82,500	332,500
Total notional value	$1,649,003	$2,186,352

NOTE 13 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$514,097	$821,323	$99,373	$1,434,793
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	514,097	821,323	99,373	1,434,793
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(57,950)	(3,018)	(1,295)	(62,263)
Available collateral	(436,725)	(812,271)	(31,328)	(1,280,324)
Net amount	$19,422	$6,034	$66,750	$92,206

	As of December 31, 2025
	Securities borrowing (1)	Reverse repurchase agreements (2)	Interest rate contracts (3)	Total
Gross amounts of recognized assets	$315,561	$564,162	$71,297	$951,020
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	315,561	564,162	71,297	951,020
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	(36,328)	(15,198)	(23,207)	(74,733)
Available collateral	(264,980)	(546,308)	(22,842)	(834,130)
Net amount	$14,253	$2,656	$25,248	$42,157
(1)
Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. Deposits paid for securities borrowed approximate the market value of the securities.
(2)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $815.2 million and $561.3 million at September 30, 2026 and December 31, 2025, respectively.
(3)
Available collateral includes securities received from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default. The fair value of securities received as collateral was $62.7 million and $19.0 million at September 30, 2026 and December 31, 2025, respectively.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(500,104)	$(817,198)	$(99,379)	$(1,416,681)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(500,104)	(817,198)	(99,379)	(1,416,681)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	57,950	3,018	1,295	62,263
Collateral pledged	442,154	814,180	59,244	1,315,578
Net amount	$—	$—	$(38,840)	$(38,840)

	As of December 31, 2025
	Securities lending (4)	Repurchase agreements (5)	Interest rate contracts (6)	Total
Gross amounts of recognized liabilities	$(252,137)	$(651,236)	$(71,311)	$(974,684)
Gross amounts offset in the statement of financial condition	—	—	—	—
Net amounts presented in the statement of financial condition	(252,137)	(651,236)	(71,311)	(974,684)
Gross amounts not offset in the statement of financial condition:
Amounts available for offset	36,328	15,198	23,207	74,733
Collateral pledged	215,809	636,038	39,619	891,466
Net amount	$—	$—	$(8,485)	$(8,485)

(4)
Securities lending transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated statements of financial condition.
(5)
Collateral pledged includes the fair value of securities pledged to the counterparty. These securities are included on the consolidated statements of financial condition unless we default. Collateral pledged by our company to the counterparty includes U.S. government agency securities, U.S. government securities, and corporate fixed income securities with market values of $687.8 million and $687.2 million at September 30, 2026 and December 31, 2025, respectively.
(6)
Collateral pledged includes the fair value of securities pledged to the counterparty. There were no securities pledged as collateral at September 30, 2026 or December 31, 2025.

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2026, had no material effect on the consolidated financial statements.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities. In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and date of sale of the mortgage-backed securities, we enter into to be announced (“TBA”) security contracts with investors for generic mortgage-backed securities at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the mortgage-backed security differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2026, the fair value of the TBA securities and the estimated fair value of the purchase commitments were $176.6 million.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2026, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

As a matter develops, the Company, in conjunction with outside counsel, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of September 30, 2026, the Company has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of possible aggregate loss to be approximately $100.0 million in excess of the aggregate reserves for such matters.

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

FINRA Arbitration Matters

The Company’s brokerage subsidiary, Stifel, has been named as a respondent in numerous FINRA arbitration claims involving similar allegations arising principally from structured note investments by customers of a former Stifel private wealth advisor. Two claims resulted in adverse awards, and another resulted in an adverse award with enhanced damages that was subsequently settled while proceedings challenging the award were pending. Eighteen other claims have been resolved, and fifteen remain pending. The Company’s estimate of losses that may be sought in the pending claims does not include claims for enhanced damages or attorneys’ fees. While we continue to believe that Stifel has viable defenses that may limit its liability in these matters, we can provide no assurance that we will be able to settle the pending claims or successfully defend them on the merits, or that they will not result in material liability to the Company.

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

At September 30, 2026, Stifel had net capital of $814.8 million, which was 51.5% of aggregate debit items and $783.2 million in excess of its minimum required net capital. At December 31, 2025, Stifel had net capital of $559.5 million, which was 37.7% of aggregate debit items and $529.8 million in excess of its minimum required net capital. At September 30, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2026, our international subsidiary’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SNC, is subject to the regulatory supervision and requirements of the Canadian Investment Regulatory Organization (“CIRO”). At September 30, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO.

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

The amounts and ratios for Stifel Financial Corp., Stifel Bank & Trust, and Stifel Bank as of September 30, 2026 are represented in the tables below (in thousands, except ratios).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Financial Corp.	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$3,986,343	14.5%	$1,234,381	4.5%	$1,782,995	6.5%
Tier 1 capital	4,671,343	17.0%	1,645,842	6.0%	2,194,456	8.0%
Total capital	4,867,806	17.7%	2,194,456	8.0%	2,743,070	10.0%
Tier 1 leverage	4,671,343	10.8%	1,722,402	4.0%	2,153,003	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank & Trust	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,349,295	11.0%	$554,445	4.5%	$800,865	6.5%
Tier 1 capital	1,349,295	11.0%	739,260	6.0%	985,680	8.0%
Total capital	1,433,733	11.6%	985,680	8.0%	1,232,101	10.0%
Tier 1 leverage	1,349,295	7.1%	759,240	4.0%	949,050	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Stifel Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital	$1,088,652	11.1%	$439,818	4.5%	$635,293	6.5%
Tier 1 capital	1,088,652	11.1%	586,425	6.0%	781,900	8.0%
Total capital	1,147,532	11.7%	781,900	8.0%	977,374	10.0%
Tier 1 leverage	1,088,652	7.0%	619,984	4.0%	774,980	5.0%

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

NOTE 17 – Operating Leases

Our operating leases primarily relate to office space and office equipment with remaining lease terms of 1 to 13 years. At September 30, 2026 and December 31, 2025, operating lease right-of-use assets were $761.6 million and $788.5 million, respectively, and lease liabilities were $830.6 million and $855.9 million, respectively.

The tables below summarize our net lease cost for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease cost	$28,915	$29,292
Short-term lease cost	441	571
Variable lease cost	7,461	7,148
Sublease income	(238)	(241)
Net lease cost	$36,579	$36,770

	Nine Months Ended September 30,
	2026	2025
Operating lease cost	$85,830	$85,429
Short-term lease cost	1,171	1,384
Variable lease cost	22,721	21,899
Sublease income	(709)	(561)
Net lease cost	$109,013	$108,151

Operating lease costs are included in occupancy and equipment rental in the consolidated statements of operations.

The table below summarizes other information related to our operating leases as of and for the nine months ended September 30, 2026 (in thousands):

Operating lease cash flows	$87,092
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,254
Weighted-average remaining lease term (years)	11.8
Weighted-average discount rate	5.22%

The weighted average discount rate represents our company’s incremental borrowing rate at the lease inception date.

The table below presents information about operating lease liabilities as of September 30, 2026, (in thousands, except percentages).

Remainder of 2026	$27,679
2027	112,773
2028	111,346
2029	108,989
2030	103,600
Thereafter	685,839
Total undiscounted lease payments	1,150,226
Imputed interest	(319,626)
Present value of operating lease liabilities	$830,600

Aircraft Engine Operating Leases

As of September 30, 2026, the Company had a total lease portfolio of 3 aircraft engines with a net book value of $12.9 million. The aircraft engines were purchased by the Company, through its subsidiaries, during 2024. See Note 25 for additional information.

During the three and nine months ended September 30, 2026, the Company sold 1 aircraft engine with a net book value of $3.9 million and recognized a loss from the sales of $1.9 million, which is included in principal transactions in the consolidated statements of operations. During the three months ended September 30, 2025, the Company sold 4 aircraft engines with a net book value of $33.0 million and recognized a gain from the sales of $9.9 million, which is included in principal transactions in the consolidated statements of operations. During the nine months ended September 30, 2025, the Company sold 10 aircraft engines with a net book value of $86.0 million and recognized a gain from the sales of $41.9 million, which is included in principal transactions in the consolidated statements of operations.

Lease income, included in other income in the consolidated statements of operations, was $0.5 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $7.7 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 18 – Revenues from Contracts with Customers

The following table presents the Company’s total revenues broken out by revenues from contracts with customers and other sources of revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues from contracts with customers:
Commissions	$200,756	$206,075
Investment banking	306,203	323,483
Asset management	492,163	431,399
Other	1,684	1,670
Total revenue from contracts with customers	1,000,806	962,627
Other sources of revenue:
Interest	510,624	481,504
Principal transactions	117,124	177,876
Other	6,615	12,558
Total revenues	$1,635,169	$1,634,565

	Nine Months Ended September 30,
	2026	2025
Revenues from contracts with customers:
Commissions	$630,052	$600,414
Investment banking	979,569	794,885
Asset management	1,408,250	1,244,548
Other	5,231	4,188
Total revenue from contracts with customers	3,023,102	2,644,035
Other sources of revenue:
Interest	1,437,766	1,434,192
Principal transactions	407,436	492,139
Other	71,296	24,311
Total revenues	$4,939,600	$4,594,677

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

Disaggregation of Revenue

The following tables present the Company’s revenues from contracts with customers by reportable segment disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$136,513	$64,243	$—	$200,756
Capital raising	6,420	126,455	—	132,875
Advisory	311	173,017	—	173,328
Investment banking	6,731	299,472	—	306,203
Asset management	492,123	40	—	492,163
Other	1,684	—	—	1,684
Total revenue from contracts with customers	637,051	363,755	—	1,000,806
Primary Geographic Region:
United States	637,051	298,832	—	935,883
United Kingdom	—	29,123	—	29,123
Canada	—	20,991	—	20,991
Other	—	14,809	—	14,809
Total revenue from contracts with customers	$637,051	$363,755	$—	$1,000,806

	Three Months Ended September 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$141,864	$64,211	$—	$206,075
Capital raising	6,529	137,684	—	144,213
Advisory	—	179,270	—	179,270
Investment banking	6,529	316,954	—	323,483
Asset management	431,363	36	—	431,399
Other	1,514	—	156	1,670
Total revenue from contracts with customers	581,270	381,201	156	962,627
Primary Geographic Region:
United States	581,270	313,693	156	895,119
United Kingdom	—	39,018	—	39,018
Canada	—	14,749	—	14,749
Other	—	13,741	—	13,741
Total revenue from contracts with customers	$581,270	$381,201	$156	$962,627

	Nine Months Ended September 30, 2026
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$423,734	$206,318	$—	$630,052
Capital raising	21,050	409,255	—	430,305
Advisory	446	548,818	—	549,264
Investment banking	21,496	958,073	—	979,569
Asset management	1,408,145	105	—	1,408,250
Other	5,231	—	—	5,231
Total revenue from contracts with customers	1,858,606	1,164,496	—	3,023,102
Primary Geographic Region:
United States	1,858,606	954,423	—	2,813,029
United Kingdom	—	114,564	—	114,564
Canada	—	61,408	—	61,408
Other	—	34,101	—	34,101
Total revenue from contracts with customers	$1,858,606	$1,164,496	$—	$3,023,102

	Nine Months Ended September 30, 2025
	Global Wealth Management	Institutional Group	Other	Total
Major Business Activity:
Commissions	$395,893	$204,521	$—	$600,414
Capital raising	18,661	332,179	—	350,840
Advisory	—	444,045	—	444,045
Investment banking	18,661	776,224	—	794,885
Asset management	1,244,443	105	—	1,244,548
Other	3,990	—	198	4,188
Total revenue from contracts with customers	1,662,987	980,850	198	2,644,035
Primary Geographic Region:
United States	1,662,987	801,511	198	2,464,696
United Kingdom	—	107,896	—	107,896
Canada	—	41,407	—	41,407
Other	—	30,036	—	30,036
Total revenue from contracts with customers	$1,662,987	$980,850	$198	$2,644,035

See Note 22 for further break-out of net revenues by geography.

Information on Remaining Performance Obligations and Revenue Recognized From Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2026. Investment banking advisory revenues that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2026.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $153.9 million and $176.3 million at September 30, 2026 and December 31, 2025, respectively, in other assets in the consolidated statements of financial condition. We had no significant impairments related to these receivables during the nine months ended September 30, 2026.

Our deferred revenue primarily relates to retainer fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2026 and December 31, 2025 was $9.0 million and $27.0 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 19 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans held for investment and held for sale	$352,164	$316,551	$964,500	$932,153
Investment securities	102,378	110,694	306,226	338,164
Interest-bearing cash and federal funds sold	16,601	24,086	54,732	71,206
Margin balances	17,922	15,510	50,230	43,744
Financial instruments owned	9,006	8,300	26,414	24,179
Other	12,553	6,363	35,664	24,746
Total interest income	$510,624	$481,504	$1,437,766	$1,434,192
Interest expense:
Bank deposits	$180,596	$187,988	$494,987	$568,643
Senior notes	7,131	7,131	21,393	21,393
Other	21,231	10,050	68,044	35,490
Total interest expense	$208,958	$205,169	$584,424	$625,526

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

Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to the incentive stock plan, we were authorized to grant an additional 11.8 million shares at September 30, 2026.

Expense associated with our stock-based compensation, included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plan was $40.4 million and $31.3 million for the three months ended September 30, 2026 and 2025, respectively, and $124.8 million and $98.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Expense associated with our debentures, included in compensation and benefits expense in the consolidated statements of operations was $30.8 million and $29.0 million for the three months ended September 30, 2026 and 2025, respectively, and $93.4 million and $87.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Expense associated with cash awards, included in compensation and benefits expense in the consolidated statements of operations was $4.8 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $12.3 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, there was $34.2 million and $43.6 million, respectively, of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statements of financial condition.

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

The Company grants Performance-based Restricted Stock Units (“PRSUs”) to certain of its executive officers. Under the terms of the grants, the number of PRSUs that will vest and convert to shares will be based on the Company’s achievement of the pre-determined performance objectives during the performance period. The PRSUs will be measured over a four-year performance period and vested over a five-year period. Any resulting delivery of shares for PRSUs granted as part of compensation will occur after four years for 80% of the earned award, and in the fifth year for the remaining 20% of the earned award. The number of shares converted has the potential to range from 0% to 200% based on how the Company performs during the performance period. Compensation expense is amortized over the service period based on the fair value of the deferred award on the grant date. The Company’s pre-determined performance objectives must be met for the awards to vest. Associates forfeit unvested deferred awards upon termination of employment with a corresponding reversal of compensation expense. Certain deferred awards may continue to vest under certain circumstances as described in the Plan. At September 30, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 15.0 million were unvested.

At September 30, 2026, there was unrecognized compensation cost for deferred awards of approximately $847.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Profit Sharing Plan

Eligible U.S. associates of the Company who have met certain service requirements may participate in the Stifel Financial Corp. Profit Sharing 401(k) Plan (the “401(k) Plan”). Associates are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) Plan. We may match certain associate contributions or make additional contributions to the 401(k) Plan at our discretion. Our contributions to the 401(k) Plan, included in compensation and benefits in the consolidated statements of operations, were $3.8 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively and $12.0 million and $19.5 million for the nine months ended September 30, 2026 and 2025, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2026 and December 31, 2025, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and $2.3 billion, respectively, and the fair value of the collateral that had been sold or repledged was $817.2 million and $651.2 million, respectively.

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

At September 30, 2026 and December 31, 2025, Stifel Bancorp had outstanding commitments to originate loans aggregating $284.4 million and $267.6 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2026, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bancorp to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bancorp be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2026 and December 31, 2025, Stifel Bancorp had outstanding letters of credit totaling $122.1 million and $91.9 million, respectively. A majority of the standby letters of credit commitments at September 30, 2026, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bancorp uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2026 and December 31, 2025, Stifel Bancorp had granted unused lines of credit to commercial and consumer borrowers aggregating $7.2 billion and $5.4 billion, respectively.

We are required to evaluate our loan portfolio for any expected losses with recognition of an allowance for credit losses, when applicable. At September 30, 2026 and December 31, 2025, the expected credit losses for unfunded lending commitments was $30.0 million and $28.7 million, respectively.

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

Information on reportable segments and reconciliation to consolidated net income available to common shareholders for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Global Wealth Management
Net revenues	$980,293	$907,440	$2,868,950	$2,603,630
Compensation and benefits	478,877	441,626	1,411,919	1,284,159
Non-compensation operating expenses	127,008	123,164	390,061	544,360
Income before income taxes	$374,408	$342,650	$1,066,970	$775,111
Institutional Group
Net revenues	$430,281	$500,435	1,406,233	$1,305,143
Compensation and benefits	252,656	297,106	834,030	807,388
Non-compensation operating expenses	101,364	114,038	305,855	319,993
Income before income taxes	$76,261	$89,291	$266,348	$177,762
Other
Net revenues	$15,637	$21,521	$79,993	$60,378
Compensation and benefits	81,961	101,088	248,897	255,429
Non-compensation operating expenses	74,720	66,328	229,279	194,592
Loss before income taxes	$(141,044)	$(145,895)	$(398,183)	$(389,643)
Consolidated
Net revenues (1)	$1,426,211	$1,429,396	$4,355,176	$3,969,151
Compensation and benefits	813,494	839,820	2,494,846	2,346,976
Non-compensation operating expenses	303,092	303,530	925,195	1,058,945
Income from operations before income tax expense	$309,625	$286,046	$935,135	$563,230

(1)
No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2026 and 2025.

The following table presents our company’s total assets on a segment basis at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Global Wealth Management	$39,640,085	$36,086,157
Institutional Group	5,588,459	4,996,613
Other	53,292	188,012
Total assets	$45,281,836	$41,270,782

We have operations in the United States, United Kingdom, Europe, and Canada. The Company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SNC. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,368,337	$1,349,681	$4,137,616	$3,753,964
United Kingdom	29,925	48,260	123,635	138,838
Canada	12,505	15,079	53,554	40,649
Other	15,444	16,376	40,371	35,700
Total net revenues	$1,426,211	$1,429,396	$4,355,176	$3,969,151

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$234,143	$211,371	$712,039	$419,418
Preferred dividends	9,320	9,320	27,961	27,961
Net income available to common shareholders	$224,823	$202,051	$684,078	$391,457
Shares for basic and diluted calculation:
Average shares used in basic computation	151,956	154,679	153,889	155,603
Dilutive effect of stock options and units (1)	8,189	10,408	7,855	9,274
Average shares used in diluted computation	160,145	165,087	161,744	164,877
Earnings per common share:
Basic	$1.48	$1.31	$4.45	$2.52
Diluted	$1.40	$1.22	$4.23	$2.37

(1)
Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include units.

For the three and nine months ended September 30, 2026 and 2025, the anti-dilutive effect from restricted stock units was immaterial.

Cash Dividends

During the three and nine months ended September 30, 2026, we declared and paid cash dividends of $0.34 and $1.02 per common share. During the three and nine months ended September 30, 2025, we declared and paid cash dividends of $0.31 and $0.93 per common share.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2026, the maximum number of shares that may yet be purchased under this plan was 6.2 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our company’s employee benefit plans and for general corporate purposes.

The following table presents the Company’s share repurchase activity using existing Board authorizations during the three and nine months ending September 30, 2026 and 2025 (in thousands, except average price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share repurchases	$121,976	$31,238	$390,467	$207,449
Number of shares	1,585	412	5,185	3,255
Average price	$76.96	$75.76	$75.31	$63.74

Preferred Stock

The Company has 3,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Company’s option subject to certain terms. This stock may be issued in series, and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

As of September 30, 2026, the Company has three outstanding series of non-convertible, non-cumulative preferred stock: 6.25% non-cumulative perpetual preferred stock, Series B; 6.125% non-cumulative perpetual preferred stock, Series C; and 4.50% non-cumulative perpetual preferred stock, Series D. The liquidation value per share is $25. During the nine months ended September 30, 2026 and 2025, we declared and paid cash dividends of $28.0 million, respectively.

Treasury Stock

As of September 30, 2026 and December 31, 2025, the Company had approximately 17.4 million and 15.0 million shares held as treasury stock, respectively. During the nine months ended September 30, 2026 and 2025, we issued 1.9 million shares, respectively, of common stock from treasury, primarily a result of vesting and exercise transactions under our incentive stock award plans.

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

Securitization Interests

During the first quarter of 2024, the Company purchased the E-Certificates of Turbine Engines Securitization Ltd. (“Turbine”). The purchase of these Turbine E-Certificates represents 100% of the equity of Turbine. During the second quarter of 2024, the Company purchased additional membership interests in Stifel Aviation Finance II, LLC (“SAF II”). The purchase of the additional membership interests gave the Company a controlling financial interest in SAF II. As of September 30, 2026, all assets of SAF II have been sold. The Company has determined the interest it holds in these VIEs require consolidation in its financial statements, as it is deemed to be the primary beneficiary. The assets acquired and liabilities assumed were recorded at fair value as of the respective consolidation dates. At September 30, 2026, the assets primarily consist of aircraft engines that are under operating leases, included in other assets in the accompanying consolidated statements of financial condition. See Note 17 for additional information. The liabilities primarily consist of debt, included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.

The following tables present the aggregate assets and liabilities from those VIEs in which we hold a variable interest and have concluded that we are the primary beneficiary (in thousands):

	September 30, 2026
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$17,306	$4,150

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities
Securitization interests	$32,100	$6,691

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

The following tables present the aggregate assets, liabilities, and the maximum exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary (in thousands):

	September 30, 2026
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$519,371	$271,897	$50,058
Partnership Interests	373,573	1,061	—
Total VIEs	$892,944	$272,958	$50,058

	December 31, 2025
	Aggregate Assets	Aggregate Liabilities	Maximum Exposure to Loss
Debt and Equity Investments	$501,229	$264,951	$46,940
Partnership Interests	371,063	771	—
Total VIEs	$872,292	$265,722	$46,940

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

On February 2, 2026, the Company sold Stifel Independent Advisors, LLC (“SIA”), a wholly owned subsidiary and independent contractor broker-dealer, to an affiliate of Equitable, a financial services organization and principal franchise of Equitable Holdings, Inc. We recognized a gain on the sale of $44.1 million that is included in other income in the accompanying consolidated statements of operations. The results of operations of SIA have been included in our results up to the date of disposition.

Results for the three and nine months ended September 30, 2026

For the three months ended September 30, 2026, net revenues decreased 0.2% from the comparable period in 2025 to $1.4 billion. Net income available to common shareholders increased 11.3% to $224.8 million, or $1.40 per diluted common share for the three months ended September 30, 2026, compared to $202.1 million, or $1.22 per diluted common share during the comparable period in 2025.

Net revenues for the three months ended September 30, 2026 were impacted by declines in principal transaction revenues, lower capital-raising revenues, advisory fees, partially offset by higher asset management revenues and net interest income.

For the nine months ended September 30, 2026, net revenues increased 9.7% to $4.4 billion compared to $4.0 billion during the comparable period in 2025. Net income available to common shareholders increased 74.8% to $684.1 million, or $4.23 per diluted common share for the nine months ended September 30, 2026, compared to $391.5 million, or $2.37 per diluted common share during the comparable period in 2025.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$200,756	$206,075	(2.6)	14.1%	14.4%
Principal transactions	117,124	177,876	(34.2)	8.2	12.5
Transactional revenues	317,880	383,951	(17.2)	22.3	26.9
Investment banking	306,203	323,483	(5.3)	21.5	22.6
Asset management	492,163	431,399	14.1	34.5	30.2
Interest	510,624	481,504	6.0	35.8	33.7
Other income	8,299	14,228	(41.7)	0.6	1.0
Total revenues	1,635,169	1,634,565	0.0	114.7	114.4
Interest expense	208,958	205,169	1.8	14.7	14.4
Net revenues	1,426,211	1,429,396	(0.2)	100.0	100.0
Non-interest expenses:
Compensation and benefits	813,494	839,820	(3.1)	57.0	58.8
Occupancy and equipment rental	102,787	95,601	7.5	7.2	6.7
Communication and office supplies	48,846	48,893	(0.1)	3.4	3.4
Commissions and floor brokerage	13,547	15,807	(14.3)	0.9	1.1
Provision for credit losses	7,926	8,316	(4.7)	0.6	0.6
Other operating expenses	129,986	134,913	(3.7)	9.1	9.4
Total non-interest expenses	1,116,586	1,143,350	(2.3)	78.3	80.0
Income before income taxes	309,625	286,046	8.2	21.7	20.0
Provision for income taxes	75,482	74,675	1.1	5.3	5.2
Net income	234,143	211,371	10.8	16.4	14.8
Preferred dividends	9,320	9,320	—	0.7	0.7
Net income available to common shareholders	$224,823	$202,051	11.3	15.7%	14.1%

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$630,052	$600,414	4.9	14.5%	15.1%
Principal transactions	407,436	492,139	(17.2)	9.3	12.4
Transactional revenues	1,037,488	1,092,553	(5.0)	23.8	27.5
Investment banking	979,569	794,885	23.2	22.5	20.0
Asset management	1,408,250	1,244,548	13.2	32.3	31.4
Interest	1,437,766	1,434,192	0.2	33.0	36.1
Other income	76,527	28,499	168.5	1.8	0.8
Total revenues	4,939,600	4,594,677	7.5	113.4	115.8
Interest expense	584,424	625,526	(6.6)	13.4	15.8
Net revenues	4,355,176	3,969,151	9.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	2,494,846	2,346,976	6.3	57.3	59.1
Occupancy and equipment rental	303,037	282,045	7.4	7.0	7.1
Communication and office supplies	146,208	146,253	(0.0)	3.4	3.7
Commissions and floor brokerage	43,627	49,759	(12.3)	1.0	1.3
Provision for credit losses	26,999	28,664	(5.8)	0.6	0.7
Other operating expenses	405,324	552,224	(26.6)	9.2	13.9
Total non-interest expenses	3,420,041	3,405,921	0.4	78.5	85.8
Income before income taxes	935,135	563,230	66.0	21.5	14.2
Provision for income taxes	223,096	143,812	55.1	5.1	3.6
Net income	712,039	419,418	69.8	16.3	10.6
Preferred dividends	27,961	27,961	—	0.6	0.7
Net income available to common shareholders	$684,078	$391,457	74.8	15.7%	9.9%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net revenues:
Commissions	$200,756	$206,075	(2.6)	$630,052	$600,414	4.9
Principal transactions	117,124	177,876	(34.2)	407,436	492,139	(17.2)
Transactional revenues	317,880	383,951	(17.2)	1,037,488	1,092,553	(5.0)
Capital raising	132,875	144,213	(7.9)	430,305	350,840	22.6
Advisory	173,328	179,270	(3.3)	549,264	444,045	23.7
Investment banking	306,203	323,483	(5.3)	979,569	794,885	23.2
Asset management	492,163	431,399	14.1	1,408,250	1,244,548	13.2
Net interest	301,666	276,335	9.2	853,342	808,666	5.5
Other income	8,299	14,228	(41.7)	76,527	28,499	168.5
Total net revenues	$1,426,211	$1,429,396	(0.2)	$4,355,176	$3,969,151	9.7

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2026, commission revenues decreased 2.6% to $200.8 million from $206.1 million in the comparable period in 2025. For the nine months ended September 30, 2026, commission revenues increased 4.9% to $630.1 million from $600.4 million in the comparable period in 2025. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2025.

Principal transactions – Principal transaction revenues are gains and losses on secondary trading, principally fixed income transactional revenues.

For the three months ended September 30, 2026, principal transactions revenues decreased 34.2% to $117.1 million from $177.9 million in the comparable period in 2025. For the nine months ended September 30, 2026, principal transactions revenues decreased 17.2% to $407.4 million from $492.1 million in the comparable period in 2025. The decrease is primarily attributable to lower realized trading gains in our aircraft business over the comparable periods in 2025.

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the three months ended September 30, 2026, investment banking revenues decreased 5.3% to $306.2 million from $323.5 million in the comparable period in 2025.

Capital-raising revenues decreased 7.9% to $132.9 million for the three months ended September 30, 2026 from $144.2 million in the comparable period in 2025. For the three months ended September 30, 2026, equity capital-raising revenues decreased 12.7% to $71.4 million from $81.8 million in the comparable period in 2025 driven by lower volumes and smaller deal sizes during the quarter. For the three months ended September 30, 2026, fixed income capital-raising revenues decreased 1.5% to $61.5 million from $62.4 million in the comparable period in 2025 driven by lower bond issuances during the quarter.

Advisory revenues decreased 3.3% to $173.3 million for the three months ended September 30, 2026 from $179.3 million in the comparable period in 2025. The decrease is primarily attributable to lower levels of completed advisory transactions during the quarter.

For the nine months ended September 30, 2026, investment banking revenues increased 23.2% to $979.6 million from $794.9 million in the comparable period in 2025.

Capital-raising revenues increased 22.6% to $430.3 million for the nine months ended September 30, 2026 from $350.8 million in the comparable period in 2025. For the nine months ended September 30, 2026, equity capital-raising revenues increased 36.6% to $248.8 million from $182.2 million in the comparable period in 2025 driven by higher volumes and larger deal sizes. For the nine months ended September 30, 2026, fixed income capital-raising revenues increased 7.6% to $181.5 million from $168.6 million in the comparable period in 2025 driven by higher bond issuances.

Advisory revenues increased 23.7% to $549.3 million for the nine months ended September 30, 2026 from $444.0 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions.

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

For the three months ended September 30, 2026, asset management revenues increased 14.1% to $492.2 million from $431.4 million in the comparable period in 2025. For the nine months ended September 30, 2026, asset management revenues increased 13.2% to $1.4 billion from $1.2 billion in the comparable period in 2025. Please refer to “Asset management” in the Global Wealth Management segment discussion for information on the changes in asset management revenues.

Other income – Other income primarily includes investment gains and losses, rental income, and loan originations fees. For the three months ended September 30, 2026, other income decreased 41.7% to $8.3 million from $14.2 million during the comparable period in 2025. The decrease is primarily attributable to lower investment gains recognized compared to the third quarter of 2025.

For the nine months ended September 30, 2026, other income increased 168.5% to $76.5 million from $28.5 million during the comparable period in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA during the first quarter of 2026 and higher loan origination fees from the comparable period in 2025.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$1,764,673	$16,601	3.76%	$2,236,259	$24,086	4.31%
Financial instruments owned	1,639,951	9,006	2.20%	1,345,102	8,300	2.47%
Margin balances	976,535	17,922	7.34%	856,825	15,510	7.24%
Investments:
Asset-backed securities	6,613,814	89,240	5.40%	6,433,693	98,783	6.14%
Mortgage-backed securities	1,241,076	11,356	3.66%	1,089,391	8,888	3.26%
Corporate fixed income securities	292,548	1,752	2.40%	446,773	2,993	2.68%
Other	4,784	30	2.51%	4,776	30	2.55%
Total investments	8,152,222	102,378	5.02%	7,974,633	110,694	5.55%
Loans:
Residential real estate	9,723,938	107,528	4.42%	8,988,718	88,534	3.94%
Commercial and industrial	4,521,536	71,482	6.32%	3,786,770	71,435	7.55%
Fund banking	6,355,679	98,237	6.18%	3,967,033	69,988	7.06%
Securities-based loans	2,977,660	41,447	5.57%	2,538,529	39,524	6.23%
Construction and land	957,877	14,355	5.99%	1,195,247	23,132	7.74%
Commercial real estate	384,712	5,953	6.19%	436,402	8,833	8.10%
Loans held for sale	420,389	8,288	7.89%	488,797	10,458	8.56%
Other	299,881	4,874	6.50%	258,107	4,647	7.20%
Total loans	25,641,672	352,164	5.49%	21,659,603	316,551	5.85%
Other interest-bearing assets	1,291,877	12,553	3.89%	907,957	6,363	2.80%
Total interest-earning assets/interest income	$39,466,930	$510,624	5.18%	$34,980,379	$481,504	5.51%
Interest-bearing liabilities:
Stock loan	$460,861	$1,306	1.13%	$370,934	$(3,985)	(4.30%)
Senior notes	617,925	7,131	4.62%	617,101	7,131	4.62%
Stifel Capital Trusts	55,000	813	5.91%	59,891	972	6.49%
Deposits:
Money market	23,777,972	120,289	2.02%	25,007,223	159,130	2.55%
Demand deposits	7,421,017	57,592	3.10%	3,206,549	26,437	3.30%
Time deposits	269,996	2,515	3.73%	218,791	2,385	4.36%
Savings	56,051	200	1.43%	12,965	36	1.10%
Total deposits	31,525,036	180,596	2.29%	28,445,528	187,988	2.64%
Federal Home Loan Bank advances	305,761	3,054	4.00%	—	—	0.00%
Other interest-bearing liabilities	1,360,652	16,058	4.72%	1,189,334	13,063	4.39%
Total interest-bearing liabilities/interest expense	$34,325,235	208,958	2.44%	$30,682,788	205,169	2.67%
Net interest income/margin		$301,666	3.06%		$276,335	3.16%

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Interest-bearing cash and federal funds sold	$2,022,536	$54,732	3.61%	$2,222,183	$71,206	4.27%
Financial instruments owned	1,548,638	26,414	2.27%	1,318,258	24,179	2.45%
Margin balances	1,038,022	50,230	6.45%	840,945	43,744	6.94%
Investments:
Asset-backed securities	6,655,459	267,266	5.35%	6,594,757	302,058	6.11%
Mortgage-backed securities	1,215,723	32,511	3.57%	1,113,169	26,483	3.17%
Corporate fixed income securities	342,102	6,358	2.48%	469,094	9,532	2.71%
Other	4,776	91	2.54%	4,768	91	2.55%
Total investments	8,218,060	306,226	4.97%	8,181,788	338,164	5.51%
Loans:
Residential real estate	9,497,941	301,532	4.23%	8,808,178	254,523	3.85%
Commercial and industrial	4,363,650	202,893	6.20%	3,967,358	221,191	7.43%
Fund banking	4,993,738	230,827	6.16%	3,846,985	203,432	7.05%
Securities-based loans	2,844,296	117,453	5.51%	2,477,090	114,786	6.18%
Construction and land	1,103,973	52,998	6.40%	1,208,648	66,725	7.36%
Commercial real estate	414,096	19,809	6.38%	461,118	25,551	7.39%
Loans held for sale	413,608	25,324	8.16%	524,556	32,497	8.26%
Other	282,758	13,664	6.44%	252,545	13,448	7.10%
Total loans	23,914,060	964,500	5.38%	21,546,478	932,153	5.77%
Other interest-bearing assets	1,173,374	35,664	4.05%	944,238	24,746	3.49%
Total interest-earning assets/interest income	$37,914,690	$1,437,766	5.06%	$35,053,890	$1,434,192	5.46%
Interest-bearing liabilities:
Stock loan	$468,173	3,636	1.04%	$351,242	$(5,632)	(2.14%)
Senior notes	617,721	21,393	4.62%	616,897	21,393	4.62%
Stifel Capital Trusts	55,000	2,406	5.83%	59,963	2,910	6.47%
Deposits:
Money market	24,608,454	367,525	1.99%	25,708,513	500,190	2.59%
Demand deposits	5,354,462	117,327	2.92%	2,656,793	63,854	3.20%
Time deposits	349,969	9,779	3.73%	135,658	4,528	4.45%
Savings	38,198	356	1.24%	8,854	71	1.07%
Total deposits	30,351,083	494,987	2.17%	28,509,818	568,643	2.66%
Federal Home Loan Bank advances	114,104	3,333	3.89%	1,100	38	4.59%
Other interest-bearing liabilities	1,310,653	58,669	5.97%	1,133,809	38,174	4.49%
Total interest-bearing liabilities/interest expense	$32,916,734	584,424	2.37%	$30,672,829	625,526	2.72%
Net interest income/margin		$853,342	3.00%		$808,666	3.08%

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2026 compared to the three and nine month periods ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing cash and federal funds sold	$(4,677)	$(2,808)	$(7,485)	$(6,033)	$(10,441)	$(16,474)
Financial instruments owned	1,418	(712)	706	3,731	(1,496)	2,235
Margin balances	2,194	218	2,412	9,234	(2,748)	6,486
Investments:
Asset-backed securities	2,866	(12,409)	(9,543)	2,808	(37,600)	(34,792)
Mortgage-backed securities	1,318	1,150	2,468	2,569	3,459	6,028
Corporate fixed income securities	(949)	(292)	(1,241)	(2,413)	(761)	(3,174)
Other	—	—	—	—	—	—
Loans:
Residential real estate	7,597	11,397	18,994	20,802	26,207	47,009
Commercial and industrial	288	(241)	47	27,634	(45,932)	(18,298)
Fund banking	35,567	(7,318)	28,249	47,425	(20,030)	27,395
Securities-based loans	4,966	(3,043)	1,923	10,042	(7,375)	2,667
Construction and land	(4,109)	(4,668)	(8,777)	(5,478)	(8,249)	(13,727)
Commercial real estate	(964)	(1,916)	(2,880)	(2,453)	(3,289)	(5,742)
Loans held for sale	(1,390)	(780)	(2,170)	(6,797)	(376)	(7,173)
Other	650	(423)	227	1,419	(1,203)	216
Other interest-bearing assets	3,234	2,956	6,190	6,584	4,334	10,918
Total interest income	$48,009	$(18,889)	$29,120	$109,074	$(105,500)	$3,574
Interest expense:
Stock loan	$852	$4,439	$5,291	$1,698	$7,570	$9,268
Senior notes	—	—	—	—	—	—
Stifel Capital Trusts	(76)	(83)	(159)	(230)	(274)	(504)
Deposits:
Money market	(7,512)	(31,329)	(38,841)	(20,630)	(112,035)	(132,665)
Demand deposits	32,612	(1,457)	31,155	58,566	(5,093)	53,473
Time deposits	343	(213)	130	5,854	(603)	5,251
Savings	151	13	164	272	13	285
Federal Home Loan Bank advances	3,054	—	3,054	3,300	(5)	3,295
Other interest-bearing liabilities	1,977	1,018	2,995	6,582	13,913	20,495
Total interest expense	$31,401	$(27,612)	$3,789	$55,412	$(96,514)	$(41,102)

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

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2026, net interest income increased 9.2% to $301.7 million from $276.3 million during the comparable period in 2025. For the nine months ended September 30, 2026, net interest income increased 5.5% to $853.3 million from $808.7 million during the comparable period in 2025.

For the three months ended September 30, 2026, interest revenue increased 6.0% to $510.6 million from $481.5 million in the comparable period in 2025, principally as a result of higher interest-earning assets, partially offset by a decrease in interest rates. The average interest-earning assets of Stifel Bancorp increased to $34.6 billion during the three months ended September 30, 2026 compared to $31.0 billion during the comparable period in 2025 at average interest rates of 5.36% and 5.72%, respectively.

For the nine months ended September 30, 2026, interest revenue increased 0.2% to $1.44 billion from $1.43 billion in the comparable period in 2025, principally as a result of a higher interest-earning assets, partially offset by lower interest rates. The average interest-earning assets of Stifel Bancorp increased to $33.1 billion during the nine months ended September 30, 2026 compared to $31.1 billion during the comparable period in 2025 at average interest rates of 5.25% and 5.65%, respectively.

For the three months ended September 30, 2026, interest expense increased 1.8% to $209.0 million from $205.2 million during the comparable period in 2025. The increase is primarily attributable to higher interest-bearing liabilities, partially offset by lower interest rates. The average interest-bearing liabilities of Stifel Bancorp increased to $31.7 billion during the three months ended September 30, 2026 compared to $28.6 billion during the comparable period in 2025 at average interest rates of 2.32% and 2.66%, respectively.

For the nine months ended September 30, 2026, interest expense decreased 6.6% to $584.4 million from $625.5 million in the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities. The average interest-bearing liabilities of Stifel Bancorp increased to $30.6 billion during the nine months ended September 30, 2026 compared to $28.6 billion during the comparable period in 2025 at average interest rates of 2.19% and 2.67%, respectively.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest expenses:
Compensation and benefits	$813,494	$839,820	(3.1)	$2,494,846	$2,346,976	6.3
Occupancy and equipment rental	102,787	95,601	7.5	303,037	282,045	7.4
Communications and office supplies	48,846	48,893	(0.1)	146,208	146,253	(0.0)
Commissions and floor brokerage	13,547	15,807	(14.3)	43,627	49,759	(12.3)
Provision for credit losses	7,926	8,316	(4.7)	26,999	28,664	(5.8)
Other operating expenses	129,986	134,913	(3.7)	405,324	552,224	(26.6)
Total non-interest expenses	$1,116,586	$1,143,350	(2.3)	$3,420,041	$3,405,921	0.4

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

For the three months ended September 30, 2026, compensation and benefits expense decreased 3.1% to $813.5 million from $839.8 million during the comparable period in 2025. The decrease in compensation and benefits expense is primarily attributable to lower variable compensation costs over the comparable period in 2025. For the nine months ended September 30, 2026, compensation and benefits expense increased 6.3% to $2.5 billion from $2.3 billion during the comparable period in 2025. The increase in compensation and benefits expenses is primarily attributable to higher variable compensation costs over the comparable periods in 2025.

Compensation and benefits expense as a percentage of net revenues was 57.0% and 57.3% for the three and nine months ended September 30, 2026, respectively, compared to 58.8% and 59.1% for the three and nine months ended September 30, 2025, respectively. The decrease is primarily attributable to lower revenue-related compensation due to a decline in revenues from the comparable periods in 2025.

Occupancy and equipment rental – For the three months ended September 30, 2026, occupancy and equipment rental expense increased 7.5% to $102.8 million from $95.6 million during the comparable period in 2025. For the nine months ended September 30, 2026, occupancy and equipment rental expense increased 7.4% to $303.0 million from $282.0 million during the comparable period in 2025. The increase is primarily attributable to higher data processing expense and furniture and equipment costs associated with an increase in business activity over the comparable periods in 2025.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the three months ended September 30, 2026, communications and office supplies expense decreased 0.1% to $48.8 million from $48.9 million during the comparable period in 2025. The decrease is primarily attributable to lower office supplies expenses, and telecommunication expenses, partially offset by higher postage and shipping expenses over the comparable period in 2025. For the nine months ended September 30, 2026, communications and office supplies expense remained relatively consistent with the comparable period in 2025 at $146.2 million .

Commissions and floor brokerage – For the three months ended September 30, 2026, commissions and floor brokerage expense decreased 14.3% to $13.5 million from $15.8 million during the comparable period in 2025. For the nine months ended September 30, 2026, commissions and floor brokerage expense decreased 12.3% to $43.6 million from $49.8 million during the comparable period in

2025. The decrease is primarily attributable to lower clearing expenses, electronic communication network (“ECN”) trading costs, processing expenses, and transaction fees.

Provision for credit losses – For the three months ended September 30, 2026, provision for credit losses decreased 4.7% to $7.9 million from $8.3 million during the comparable period in 2025. For the nine months ended September 30, 2026, provision for credit losses decreased 5.8% to $27.0 million from $28.7 million during the comparable period in 2025. The decrease is primarily attributable to modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we accrue and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2026, other operating expenses decreased 3.7% to $130.0 million from $134.9 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses, conference-related expenses, professional fees, licensing fees, investment banking expenses, and amortization of identifiable intangible assets.

For the nine months ended September 30, 2026, other operating expenses decreased 26.6% to $405.3 million from $552.2 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses, conference-related expenses, and licensing fees, partially offset by higher travel-related expenses, advertising, professional fees, insurance expenses, and subscriptions. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

Provision for income taxes – For the three and nine months ended September 30, 2026, our provision for income taxes was $75.5 million and $223.1 million, representing an effective tax rate of 24.4% and 23.9%, respectively, compared to $74.7 million and $143.8 million for the comparable periods in 2025, representing an effective tax rate of 26.1% and 25.5%, respectively.

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

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$136,513	$141,864	(3.8)	13.9%	15.6%
Principal transactions	59,700	61,214	(2.5)	6.1	6.8
Transactional revenues	196,213	203,078	(3.4)	20.0	22.4
Asset management	492,123	431,363	14.1	50.2	47.5
Investment banking	6,731	6,529	3.1	0.7	0.7
Interest	482,031	460,069	4.8	49.1	50.7
Other income	643	9,143	(93.0)	0.1	1.0
Total revenues	1,177,741	1,110,182	6.1	120.1	122.3
Interest expense	197,448	202,742	(2.6)	20.1	22.3
Net revenues	980,293	907,440	8.0	100.0	100.0
Non-interest expenses:
Compensation and benefits	478,877	441,626	8.4	48.8	48.7
Occupancy and equipment rental	49,352	46,221	6.8	5.0	5.1
Communication and office supplies	17,321	16,162	7.2	1.8	1.8
Commissions and floor brokerage	7,368	7,130	3.3	0.8	0.8
Provision for credit losses	7,926	8,316	(4.7)	0.8	0.9
Other operating expenses	45,041	45,335	(0.6)	4.6	4.9
Total non-interest expenses	605,885	564,790	7.3	61.8	62.2
Income before income taxes	$374,408	$342,650	9.3	38.2%	37.8%

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$423,734	$395,893	7.0	14.8%	15.2%
Principal transactions	182,534	176,246	3.6	6.3	6.8
Transactional revenues	606,268	572,139	6.0	21.1	22.0
Asset management	1,408,145	1,244,443	13.2	49.1	47.8
Investment banking	21,496	18,661	15.2	0.7	0.7
Interest	1,364,263	1,367,999	(0.3)	47.6	52.5
Other income	9,488	11,378	(16.6)	0.3	0.5
Total revenues	3,409,660	3,214,620	6.1	118.8	123.5
Interest expense	540,710	610,990	(11.5)	18.8	23.5
Net revenues	2,868,950	2,603,630	10.2	100.0	100.0
Non-interest expenses:
Compensation and benefits	1,411,919	1,284,159	9.9	49.2	49.3
Occupancy and equipment rental	146,252	136,843	6.9	5.1	5.3
Communication and office supplies	51,643	48,496	6.5	1.8	1.9
Commissions and floor brokerage	22,639	21,611	4.8	0.8	0.8
Provision for credit losses	26,999	28,664	(5.8)	0.9	1.1
Other operating expenses	142,528	308,746	(53.8)	5.0	11.8
Total non-interest expenses	1,801,980	1,828,519	(1.5)	62.8	70.2
Income before income taxes	$1,066,970	$775,111	37.7	37.2%	29.8%

NET REVENUES

For the three months ended September 30, 2026, Global Wealth Management net revenues increased 8.0% to a record $980.3 million from $907.4 million for the comparable period in 2025. For the nine months ended September 30, 2026, Global Wealth Management net revenues increased 10.2% to a record $2.9 billion from $2.6 billion for the comparable period in 2025. The increase in net revenues over the comparable periods in 2025 is primarily attributable to higher asset management revenues, transactional revenues, net interest income, and investment banking revenues.

Commissions – For the three months ended September 30, 2026, commission revenues decreased 3.8% to $136.5 million from $141.9 million in the comparable period in 2025. For the nine months ended September 30, 2026, commission revenues increased 7.0% to $423.7 million from $395.9 million in the comparable period in 2025. The increase is primarily attributable to higher volumes due to increased market volatility over the comparable periods in 2025.

Principal transactions – For the three months ended September 30, 2026, principal transactions revenues decreased 2.5% to $59.7 million from $61.2 million in the comparable period in 2025. The decrease was primarily attributable to lower trading volumes as a result of market volatility and lower realized trading gains from the comparable periods in 2025.

For the nine months ended September 30, 2026, principal transactions revenues increased 3.6% to $182.5 million from $176.2 million in the comparable period in 2025. The increase is primarily attributable to an increase in client activity and higher realized trading gains in the first half of 2026, partially offset by lower revenues in the third quarter of 2026 previously described.

Asset management – For the three months ended September 30, 2026, asset management revenues increased 14.1% to $492.1 million from $431.4 million in the comparable period in 2025. For the nine months ended September 30, 2026, asset management revenues increased 13.2% to $1.4 billion from $1.2 billion in the comparable period in 2025. The increase is primarily attributable to higher asset values and net new asset growth. Fee-based account revenues are primarily billed based on asset values at the end of the prior quarter.

Client asset metrics as of the periods indicated (in thousands, except for number of accounts):

	September 30, 2026	September 30, 2025	% Change	June 30, 2026	% Change
Client assets (1)	$576,482,000	$544,010,000	6.0	$580,077,000	(0.6)
Fee-based client assets (1)	$239,661,000	$219,178,000	9.3	$239,777,000	(0.0)
Number of client accounts	1,278,000	1,283,000	(0.4)	1,264,000	1.1
Number of fee-based client accounts	389,000	376,000	3.5	382,000	1.8

(1) Total client assets as of September 30, 2025, include $10.2 billion, and fee-based client assets include $4.8 billion, of client assets from the SIA business that was sold on February 2, 2026.

The increase in the value of our client assets and fee-based assets was primarily attributable to improved market conditions and asset growth resulting from our recruiting efforts, partially offset by the sale of the SIA business during the first quarter of 2026.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 3.1% to $6.7 million for the three months ended September 30, 2026 from $6.5 million during the comparable period in 2025. For the nine months ended September 30, 2026, investment banking revenues increased 15.2% to $21.5 million from $18.7 million during the comparable period in 2025. Please refer to “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2026, interest revenue increased 4.8% to $482.0 million from $460.1 million in the comparable period in 2025. For the nine months ended September 30, 2026, interest revenue decreased 0.3% from the comparable period in 2025 to $1.4 billion. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-earning assets.

Other income – For the three months ended September 30, 2026, other income decreased to $0.6 million from $9.1 million in the comparable period in 2025. For the nine months ended September 30, 2026, other income decreased 16.6% to $9.5 million from $11.4 million during the comparable period in 2025. The decrease is primarily attributable to lower investment gains.

Interest expense – For the three months ended September 30, 2026, interest expense decreased 2.6% to $197.4 million from $202.7 million in the comparable period in 2025. For the nine months ended September 30, 2026, interest expense decreased 11.5% to $540.7 million from $611.0 million during the comparable period in 2025. The decrease is primarily attributable to lower interest rates, partially offset by higher interest-bearing liabilities.

NON-INTEREST EXPENSES

For the three months ended September 30, 2026, Global Wealth Management non-interest expenses increased 7.3% to $605.9 million from $564.8 million for the comparable period in 2025. For the nine months ended September 30, 2026, Global Wealth Management non-interest expenses decreased 1.5% to $1.80 billion from $1.83 billion for the comparable period in 2025.

Compensation and benefits – For the three months ended September 30, 2026, compensation and benefits expense increased 8.4% to $478.9 million from $441.6 million during the comparable period in 2025. For the nine months ended September 30, 2026, compensation and benefits expense increased 9.9% to $1.4 billion from $1.3 billion during the comparable period in 2025. The increase is primarily attributable to increased variable compensation over the comparable periods in 2025.

Compensation and benefits expense as a percentage of net revenues was 48.8% and 49.2% for the three and nine months ended September 30, 2026, respectively, compared to 48.7% and 49.3% for the comparable periods in 2025. The decrease is primarily attributable to revenue growth, partially offset by higher revenue-related compensation.

Occupancy and equipment rental – For the three months ended September 30, 2026, occupancy and equipment rental expense increased 6.8% to $49.4 million from $46.2 million during the comparable period in 2025. For the nine months ended September 30, 2026, occupancy and equipment rental expense increased 6.9% to $146.3 million from $136.8 million during the comparable period in 2025. The increase is primarily attributable to higher occupancy costs, furniture and equipment expenses, and data processing expense over the comparable periods in 2025 associated with an increase in business activity.

Communications and office supplies – For the three months ended September 30, 2026, communications and office supplies expense increased 7.2% to $17.3 million from $16.2 million during the comparable period in 2025. For the nine months ended September 30, 2026, communications and office supplies expense increased 6.5% to $51.6 million from $48.5 million during the comparable period in 2025. The increase is primarily attributable to higher communication and quote expenses, postage and shipping, and office supplies expenses with the continued growth of our business, partially offset by lower telecommunication expenses.

Commissions and floor brokerage – For the three months ended September 30, 2026, commissions and floor brokerage expense increased 3.3% to $7.4 million from $7.1 million during the comparable period in 2025. For the nine months ended September 30, 2026, commissions and floor brokerage expense increased 4.8% to $22.6 million from $21.6 million during the comparable period in 2025.

The increase is primarily attributable to higher clearing expenses, processing fees, and transaction fees over the comparable periods in 2025.

Provision for credit losses – For the three months ended September 30, 2026, provision for credit losses decreased 4.7% to $7.9 million from $8.3 million during the comparable period in 2025. For the nine months ended September 30, 2026, provision for credit losses decreased 5.8% to $27.0 million from $28.7 million during the comparable period in 2025. The decrease is primarily attributable to modest improvement in macroeconomic conditions, partially offset by loan growth in the retained portfolio and specific reserves on individual credits.

Other operating expenses – For the three months ended September 30, 2026, other operating expenses decreased 0.6% to $45.0 million from $45.3 million during the comparable period in 2025. For the nine months ended September 30, 2026, other operating expenses decreased 53.8% to $142.5 million from $308.7 million during the comparable period in 2025. The decrease is primarily attributable to lower legal-related expenses, conference-related expenses, dues and assessments, professional fees, and advertising, partially offset by higher travel-related expenses, bank service charges, insurance expenses, subscription costs, and licensing costs. During the first quarter of 2025, we recorded $180.0 million related to provisions for legal-related matters.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2026, income before income taxes increased 9.3% to $374.4 million from $342.7 million during the comparable period in 2025. For the nine months ended September 30, 2026, income before income taxes increased 37.7% to $1,1 million from $775.1 million during the comparable period in 2025.

Profit margins (income before income taxes as a percent of net revenues) have increased to 38.2% and 37.2% for the three and nine months ended September 30, 2026, respectively, from 37.8% and 29.8% during the comparable periods in 2025. The profit margin for the nine months ended September 30, 2025 was negatively impacted by elevated reserves for legal matters in the first quarter of 2025.

Results of Operations – Institutional Group

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$64,243	$64,211	0.0	15.0%	12.8%
Principal transactions	57,424	116,662	(50.8)	13.4	23.3
Transactional revenues	121,667	180,873	(32.7)	28.4	36.1
Capital raising	126,455	137,684	(8.2)	29.4	27.5
Advisory	173,017	179,270	(3.5)	40.2	35.8
Investment banking	299,472	316,954	(5.5)	69.6	63.3
Interest	11,354	10,808	5.1	2.6	2.2
Other income	10,524	3,706	184.0	2.4	0.8
Total revenues	443,017	512,341	(13.5)	103.0	102.4
Interest expense	12,736	11,906	7.0	3.0	2.4
Net revenues	430,281	500,435	(14.0)	100.0	100.0
Non-interest expenses:
Compensation and benefits	252,656	297,106	(15.0)	58.7	59.4
Occupancy and equipment rental	20,114	22,546	(10.8)	4.7	4.5
Communication and office supplies	25,020	26,826	(6.7)	5.8	5.4
Commissions and floor brokerage	6,178	8,677	(28.8)	1.4	1.7
Other operating expenses	50,052	55,989	(10.6)	11.7	11.2
Total non-interest expenses	354,020	411,144	(13.9)	82.3	82.2
Income before income taxes	$76,261	$89,291	(14.6)	17.7%	17.8%

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025
Revenues:
Commissions	$206,318	$204,521	0.9	14.7%	15.7%
Principal transactions	224,902	315,893	(28.8)	16.0	24.2
Transactional revenues	431,220	520,414	(17.1)	30.7	39.9
Capital raising	409,255	332,179	23.2	29.1	25.5
Advisory	548,818	444,045	23.6	39.0	34.0
Investment banking	958,073	776,224	23.4	68.1	59.5
Interest	33,102	30,889	7.2	2.4	2.4
Other income	20,015	15,591	28.4	1.4	1.1
Total revenues	1,442,410	1,343,118	7.4	102.6	102.9
Interest expense	36,177	37,975	(4.7)	2.6	2.9
Net revenues	1,406,233	1,305,143	7.7	100.0	100.0
Non-interest expenses:
Compensation and benefits	834,030	807,388	3.3	59.3	61.9
Occupancy and equipment rental	59,673	65,046	(8.3)	4.2	5.0
Communication and office supplies	75,994	79,731	(4.7)	5.4	6.1
Commissions and floor brokerage	20,987	28,148	(25.4)	1.5	2.2
Other operating expenses	149,201	147,068	1.5	10.7	11.2
Total non-interest expenses	1,139,885	1,127,381	1.1	81.1	86.4
Income before income taxes	$266,348	$177,762	49.8	18.9%	13.6%

NET REVENUES

For the three months ended September 30, 2026, Institutional Group net revenues decreased 14.0% to $430.3 million from $500.4 million for the comparable period in 2025. The decrease is primarily attributable to lower transactional revenues, capital-raising revenues, and advisory fees over the comparable period in 2025.

For the nine months ended September 30, 2026, Institutional Group net revenues increased 7.7% to $1.4 billion from $1.3 billion during the comparable period in 2025. The increase in net revenues is primarily attributable to higher advisory revenues, capital-raising revenues, and commissions revenues, partially offset by lower principal transactions revenues over the comparable period in 2025.

Transactional revenues – For the three months ended September 30, 2026, transactional revenues decreased 32.7% to $121.7 million from $180.9 million in the comparable period in 2025. For the nine months ended September 30, 2026, transactional revenues decreased 17.1% to $431.2 million from $520.4 million in the comparable period in 2025.

For the three months ended September 30, 2026, fixed income transactional revenues decreased 34.3% to $80.5 million from $122.6 million in the comparable period in 2025. For the nine months ended September 30, 2026, fixed income transactional revenues decreased 19.2% to $275.6 million from $341.0 million in the comparable period in 2025. The decrease was primarily attributable to lower trading volumes as a result of market volatility driven by rapid interest rate movements and lower realized trading gains from the comparable periods in 2025.

For the three months ended September 30, 2026, equity transactional revenues decreased 29.3% to $41.2 million from $58.3 million in the comparable period in 2025. For the nine months ended September 30, 2026, equity transactional revenues decreased 13.2% to $155.7 million from $179.4 million during the comparable period in 2025. The decrease was primarily attributable to lower realized trading gains, a decline in trading volumes, and the restructuring of our European Equities business.

Investment banking – For the three months ended September 30, 2026, investment banking revenues decreased 5.5% to $299.5 million from $317.0 million during the comparable period in 2025. For the nine months ended September 30, 2026, investment banking revenues increased 23.4% to $958.1 million from $776.2 million during the comparable period in 2025.

For the three months ended September 30, 2026, capital-raising revenues decreased 8.2% to $126.5 million from $137.7 million in the comparable period in 2025. For the nine months ended September 30, 2026, capital-raising revenues increased 23.2% to $409.3 million from $332.2 million in the comparable period in 2025.

For the three months ended September 30, 2026, equity capital-raising revenues decreased 13.0% to $68.6 million from $78.8 million during the comparable period in 2025. For the nine months ended September 30, 2026, equity capital-raising revenues increased 36.9% to $238.1 million from $174.0 million during the comparable period in 2025. The increase is primarily attributable to higher volumes and larger deal sizes over the comparable periods in 2025.

For the three months ended September 30, 2026, fixed income capital-raising revenues decreased 1.7% to $57.9 million from $58.9 million during the comparable period in 2025. For the nine months ended September 30, 2026, fixed income capital-raising revenues increased 8.2% to $171.1 million from $158.2 million during the comparable period in 2025. The increase is primarily attributable to higher bond issuances reflecting a more favorable financing environment over the comparable periods in 2025.

For the three months ended September 30, 2026, advisory revenues decreased 3.5% to $173.0 million from $179.3 million in the comparable period in 2025. For the nine months ended September 30, 2026, advisory revenues increased 23.6% to $548.8 million from $444.0 million in the comparable period in 2025. The increase is primarily attributable to higher levels of completed advisory transactions over the comparable periods in 2025.

Interest – For the three months ended September 30, 2026, interest increased 5.1% to $11.4 million from $10.8 million in the comparable period in 2025. For the nine months ended September 30, 2026, interest increased 7.2% to $33.1 million from $30.9 million in the comparable period in 2025. The increase is primarily attributable to an increase in inventory levels.

Other income – For the three months ended September 30, 2026, other income increased 184.0% to $10.5 million from $3.7 million in the comparable period in 2025. For the nine months ended September 30, 2026, other income increased 28.4% to $20.0 million from $15.6 million during the comparable period in 2025. The increase is primarily attributable to an increase in investment gains over the comparable periods in 2025.

Interest expense – For the three months ended September 30, 2026, interest expense increased 7.0% to $12.7 million from $11.9 million in the comparable period in 2025. For the nine months ended September 30, 2026, interest expense decreased 4.7% to $36.2 million from $38.0 million in the comparable period in 2025. The increase is primarily attributable to higher inventory balances over the comparable periods in 2025.

NON-INTEREST EXPENSES

For the three months ended September 30, 2026, Institutional Group non-interest expenses decreased 13.9% to $354.0 million from $411.1 million for the comparable period in 2025. For the nine months ended September 30, 2026, Institutional Group non-interest expenses increased 1.1% to $1.14 billion from $1.13 billion during the comparable period in 2025.

Compensation and benefits – For the three months ended September 30, 2026, compensation and benefits expense decreased 15.0% to $252.7 million from $297.1 million during the comparable period in 2025. For the nine months ended September 30, 2026, compensation and benefits expense increased 3.3% to $834.0 million from $807.4 million during the comparable period in 2025. The increase is driven by higher variable compensation expense as a result of an improving operating environment.

Compensation and benefits expense as a percentage of net revenues was 58.7% and 59.3% for the three and nine months ended September 30, 2026, respectively, compared to 59.4% and 61.9% for the comparable periods in 2025. The decrease is primarily attributable to revenue growth, partially offset by higher revenue-related compensation.

Occupancy and equipment rental – For the three months ended September 30, 2026, occupancy and equipment rental expense decreased 10.8% to $20.1 million from $22.5 million during the comparable period in 2025. For the nine months ended September 30, 2026, occupancy and equipment rental expense decreased 8.3% to $59.7 million from $65.0 million during the comparable period in 2025. The decrease is primarily attributable to lower occupancy costs and furniture and equipment costs, partially offset by higher data processing expenses.

Communications and office supplies – For the three months ended September 30, 2026, communications and office supplies expense decreased 6.7% to $25.0 million from $26.8 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses, telecommunication expenses, and office supplies expenses over the comparable period in 2025. For the nine months ended September 30, 2026, communications and office supplies expense decreased 4.7% to $76.0 million from $79.7 million during the comparable period in 2025. The decrease is primarily attributable to lower communication and quote equipment expenses, telecommunication expenses, and office supplies expenses over the comparable period in 2025.

Commissions and floor brokerage – For the three months ended September 30, 2026, commissions and floor brokerage expense decreased 28.8% to $6.2 million from $8.7 million during the comparable period in 2025. For the nine months ended September 30, 2026, commissions and floor brokerage expense decreased 25.4% to $21.0 million from $28.1 million during the comparable period in

2025. The decrease is primarily attributable to lower clearing expenses, processing expenses, ECN trading costs, and transaction fees over the comparable periods in 2025.

Other operating expenses – For the three months ended September 30, 2026, other operating expenses decreased 10.6% to $50.1 million from $56.0 million during the comparable period in 2025. The decrease is primarily attributable to lower investment banking expenses, professional fees and licensing costs, partially offset by higher travel-related expenses.

For the nine months ended September 30, 2026, other operating expenses increased 1.5% to $149.2 million from $147.1 million during the comparable period in 2025. The increase is primarily attributable to higher investment banking expenses, travel-related expenses, litigation-related expenses, and subscription costs, partially offset by lower professional fees and licensing costs.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2026, income before income taxes decreased 14.6% to $76.3 million from $89.3 million during the comparable period in 2025. For the nine months ended September 30, 2026, income before income taxes increased 49.8% to $266.3 million from $177.8 million during the comparable period in 2025.

Profit margins (income before income taxes as a percentage of net revenues) have increased to 17.7% and 18.9% for the three and nine months ended September 30, 2026, respectively, from 17.8% and 13.6% during the comparable periods in 2025.

Results of Operations – Other Segment

Three and Nine Months Ended September 30, 2026 Compared with Three and Nine Months Ended September 30, 2025

The Other segment includes costs associated with investments made in the Company’s core business and expenses related to the Company’s acquisition strategy. The following table presents financial information for our Other segment for the periods presented broken out between infrastructure growth-related expenses and acquisition-related expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net revenues	$15,637	$21,521	(27.3%)	$79,993	$60,378	32.5%
Non-interest expenses:
Compensation and benefits:
Core business-related	77,324	90,320	(14.4)	220,167	210,617	4.5
Acquisition-related	4,637	10,768	(56.9)	28,730	44,812	(35.9)
Total compensation and benefits	81,961	101,088	(18.9)	248,897	255,429	(2.6)
Other operating expenses:
Core business-related	69,963	60,356	15.9	204,415	162,663	25.7
Acquisition-related	4,757	5,972	(20.3)	24,864	31,929	(22.1)
Total other operating expenses	74,720	66,328	12.7	229,279	194,592	17.8
Total non-interest expenses	156,681	167,416	(6.4)	478,176	450,021	6.3
Loss before income taxes	$(141,044)	$(145,895)	(3.3)%	$(398,183)	$(389,643)	2.2%

For the three months ended September 30, 2026, net revenues decreased 27.3% to $15.6 million from $21.5 million during the comparable period in 2025. The decrease is primarily attributable to higher interest expense over the comparable period in 2025. For the nine months ended September 30, 2026, net revenues increased 32.5% to $80.0 million from $60.4 million during the comparable period in 2025. The increase is primarily attributable to the recognition of a gain on the sale of SIA during the first quarter of 2026.

For the three months ended September 30, 2026, non-interest expenses decreased 6.4% to $156.7 million from $167.4 million during the comparable period in 2025. The decrease is primarily attributable to lower fixed compensation expenses due to workforce reductions in certain of our foreign subsidiaries during 2025. For the nine months ended September 30, 2026, non-interest expenses increased 6.3% to $478.2 million from $450.0 million from the comparable period in 2025. The increase is primarily attributable to an increase in variable compensation.

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

For the three months ended September 30, 2026, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 43.9% to $9.4 million from $16.7 million in 2025. For the nine months ended September 30, 2026, non-interest expenses related to our acquisition strategy, included in the numbers presented in the table above, decreased 30.2% to $53.6 million from $76.7 million in 2025. The three and nine months ended September 30, 2025 were negatively impacted by the recording of severance costs associated with workforce reductions in certain of our foreign subsidiaries.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $45.3 billion, were up 9.7% from December 31, 2025. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2026, our liabilities were comprised primarily of deposits of $32.8 billion at Stifel Bancorp, lease liabilities of $830.6 million, accrued employee compensation of $854.9 million, payables to customers of $791.8 million at our broker-dealer subsidiaries, accounts payable and accrued expenses of $639.6 million, and senior notes, net of debt issuance costs, of $618.1 million. To meet our obligations to clients and operating needs, we had $13.3 billion of cash or assets readily convertible into cash at September 30, 2026.

Cash Flow

Cash and cash equivalents decreased $624.4 million to $1.6 billion at September 30, 2026, from $2.3 billion at December 31, 2025. Operating activities provided cash of $534.5 million. Investing activities used cash of $3.9 billion primarily due to growth in our loan portfolio, investment securities purchases, and fixed asset purchases, partially offset by proceeds from principal paydowns and maturities of investment securities and the proceeds received from the sale of the SIA business. Financing activities provided cash of $2.7 billion primarily due to an increase in bank deposits, securities sold under agreement to repurchase, and securities loaned, partially offset by repurchases of our common stock, dividends paid on our common and preferred stock, and tax payments related to shares withheld for stock-based compensation.

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

As of September 30, 2026, we had $45.3 billion in assets, $13.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,629,363	$2,253,789
Receivables from brokers, dealers, and clearing organizations	1,007,142	571,663
Securities purchased under agreements to resell	821,323	564,162
Financial instruments owned at fair value	1,758,871	1,366,783
Available-for-sale securities at fair value	1,512,748	1,593,390
Held-to-maturity securities at amortized cost	6,512,020	6,549,054
Investments	32,069	35,488
Total cash and assets readily convertible to cash	$13,273,536	$12,934,329

As of September 30, 2026 and December 31, 2025, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2026		December 31, 2025
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$161,761	$—	$128,630	$—
Financial instruments owned at fair value	817,198	817,198	651,236	651,236
Investment portfolio (AFS & HTM)	—	5,016,445	—	4,166,400
Total collateral	$978,959	$5,833,643	$779,866	$4,817,636

Liquidity Available From Subsidiaries

Liquidity is principally available to our company from Stifel and Stifel Bancorp.

Stifel is required to maintain net capital equal to the greater of $1 million or two percent of aggregate debit items arising from client transactions. Covenants in the Company’s committed financing facilities require the excess net capital of Stifel, our principal broker-dealer subsidiary, to be above a defined amount. At September 30, 2026, Stifel’s excess net capital exceeded the minimum requirement, as defined. There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval. See Note 16 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries.

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

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2026, the maximum number of shares that may yet be purchased under this plan was 6.2 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

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
•
Increased demand from customers on the funding of loans and lines of credit

At September 30, 2026, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its liquidity stress test model.

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

Under all stress tests, our bank subsidiaries consider cash and highly liquid investments as available to meet liquidity needs. In their analysis, our bank subsidiaries consider agency mortgage-backed securities, corporate bonds, and commercial mortgage-backed securities as highly liquid. In addition to being able to be readily financed at modest haircut levels, our bank subsidiaries estimate that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2026, available cash and highly liquid investments at Stifel Bancorp was well in excess of its internal target.

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

Cash and Cash Equivalents – We held $1.6 billion of cash and cash equivalents at September 30, 2026, compared to $2.3 billion at December 31, 2025. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Available-for-Sale Securities – We held $1.5 billion in available-for-sale investment securities at September 30, 2026, compared to $1.6 billion at December 31, 2025. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits – Deposits have become our largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”). As of September 30, 2026, we had $32.8 billion in deposits compared to $29.8 billion at December 31, 2025. Our core deposits are primarily comprised of money market deposit accounts, non-interest-bearing deposits, and CDs. Total estimated uninsured deposits were $5.1 billion and $4.9 billion at September 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on deposits was 2.17% and 2.58% at September 30, 2026 and December 31, 2025, respectively.

Deposits are primarily sourced by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at our bank subsidiaries and various third-party banks. In addition to our historical sweep program, we offer the Stifel Smart Rate Program (“Smart Rate”), a high yield savings account that keeps our brokerage clients’ cash balances at Stifel affiliated banks through their securities accounts. Brokerage client deposits totaled $22.5 billion and $25.6 billion at September 30, 2026 and December 31, 2025, respectively, which includes $12.9 billion and $14.7 billion, respectively, of client cash in our Smart Rate program. The decrease in money market deposits was primarily driven by typical seasonality related to income tax payments. Please refer to the Net Interest Income table for additional information on our average balances and interest income and expense.

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

Our uncommitted secured lines of credit at September 30, 2026, totaled $780.0 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings on our uncommitted secured lines during the nine months ended September 30, 2026. There are no compensating balance requirements under these arrangements. Any borrowings on secured lines of credit are generally utilized to finance certain fixed income securities. At September 30, 2026, we had no outstanding balances on our uncommitted secured lines of credit.

We entered into an uncommitted, unsecured $100.0 million line of credit with UMB Bank during the first quarter of 2026. Our peak daily borrowing was $100.0 million during the nine months ended September 30, 2026. At September 30, 2026, we had no outstanding balance on our uncommitted, unsecured line.

Federal Home Loan advances are floating-rate advances. At September 30, 2026, we had no Federal Home Loan advances outstanding. The weighted average interest rate on these advances during the nine months ended September 30, 2026 was 3.89%. The advances are secured by Stifel Bancorp’s residential mortgage loan portfolio and investment portfolio. The interest rates reset on a daily basis. Stifel Bancorp has the option to prepay these advances without penalty on the interest reset date.

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

The Borrowers can draw upon this facility as long as certain restrictive covenants are maintained. Under the Amended and Restated Credit Agreement, the Parent is required to maintain compliance with a minimum consolidated tangible net worth covenant, as defined, and a maximum consolidated total capitalization ratio covenant, as defined. In addition, Stifel is required to maintain compliance with a minimum regulatory excess net capital percentage covenant, as defined, and the Company’s bank subsidiaries are required to maintain their status as well-capitalized, as defined.

Upon the occurrence and during the continuation of an event of default, the Company’s obligations under the Amended and Restated Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Amended and Restated Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, change of control, and judgment defaults. At September 30, 2026, we had no advances on the Credit Facility and were in compliance with all covenants and currently do not expect any covenant violations.

Federal Home Loan Bank Advances and other secured financing – Stifel Bancorp has borrowing capacity with the Federal Home Loan Bank of $8.2 billion at September 30, 2026 and $64.5 million in federal funds agreements for the purpose of purchasing short-term funds should additional liquidity be needed. At September 30, 2026, Stifel Bancorp had no Federal Home Loan advances outstanding. Stifel Bancorp is eligible to participate in the Federal Reserve’s discount window program; however, Stifel Bancorp does not view borrowings from the Federal Reserve as a primary means of funding. The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by securities. Stifel Bancorp has borrowing capacity of $8.0 billion with the Federal Reserve’s discount window at September 30, 2026. Stifel Bancorp receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $22.5 billion at September 30, 2026.

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

Use of Capital Resources

We have paid $46.7 million in the form of upfront notes to financial advisors for transition pay during the nine months ended September 30, 2026. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current-year production levels and static growth for the remaining three months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $47.0 million, $130.7 million, $117.8 million, $90.6 million, $72.2 million, and $194.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We provide compensation to existing employees in the form of cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period of five years. At September 30, 2026, there was $34.2 million of cash awards, net, which is included in loans and advances to financial advisors and other employees, net in the consolidated statement of financial condition, which is expected to be amortized over a weighted-average period of 3.8 years.

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

At September 30, 2026, the total number of restricted stock units, PRSUs, and restricted stock awards outstanding was 16.2 million, of which 15.0 million were unvested. At September 30, 2026, there was unrecognized compensation cost for deferred awards of approximately $847.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the deferred awards, assuming current year forfeiture levels and static growth for the remaining three months in 2026, and the years ended December 31, 2027, 2028, 2029, 2030, and thereafter are $75.6 million, $238.4 million, $187.0 million, $148.3 million, $100.9 million, and $96.9 million, respectively. These estimates could change if our forfeitures change from historical levels.

The Company’s Board of Directors declared a cash dividend on shares of the Company’s common stock of $0.34 per share, payable September 15, 2026, to shareholders of record at the close of business on September 1, 2026.

The Company’s Board of Directors declared a quarterly cash dividend on the outstanding shares of the Company’s preferred stock payable on September 15, 2026, to shareholders of record on September 1, 2026.

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

At September 30, 2026, Stifel had net capital of $814.8 million, which was 51.5% of aggregate debit items and $783.2 million in excess of its minimum required net capital. At September 30, 2026, all of our other broker-dealer subsidiaries’ net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2026, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2026, our banking subsidiaries were considered well capitalized under the regulatory framework for prompt corrective action. At September 30, 2026, SNC’s net capital and reserves were in excess of the financial resources requirement under the rules of the CIRO. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2026, and the daily VaR at September 30, 2026 and December 31, 2025 (in thousands):

	Nine Months Ended September 30, 2026			VaR Calculation at
	High	Low	Daily Average	September 30, 2026	December 31, 2025
Daily VaR	$12,629	$6,023	$8,858	$11,816	$6,680

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

The following table illustrates the estimated change in net interest income at September 30, 2026, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Income
+200	0.3%
+100	0.2%
0	0.0%
-100	(1.1%)
-200	(3.1%)

The following GAP Analysis table indicates Stifel Bancorp’s interest rate sensitivity position at September 30, 2026 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	16,737,877	887,337	5,771,321	2,766,807
Securities	6,439,127	333,186	733,855	766,000
Interest-bearing cash	534,510	—	—	—
Total interest-earning assets	$23,711,514	$1,220,523	$6,505,176	$3,532,807
Interest-bearing liabilities:
Transaction accounts and savings	32,052,479	$—	$—	$—
Borrowings	145,231	—	—	—
Certificates of deposit	195,391	—	—	—
Total interest-bearing liabilities	$32,393,101	$—	$—	$—
GAP	(8,681,587)	1,220,523	6,505,176	3,532,807
Cumulative GAP	$(8,681,587)	$(7,461,064)	$(955,888)	$2,576,919

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2026, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $2.5 billion and the fair value of the collateral that had been sold or repledged was $817.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2026 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1. “Financial Statements” in our Form 10-Q for the quarter ended September 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2026. The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-10(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 - 31, 2026	815,000	$76.70	815,000	7,018,799
August 1 - 31, 2026	240,000	$83.42	240,000	6,778,799
September 1 - 30, 2026	530,000	$74.43	530,000	6,248,799
Total	1,585,000	$76.96	1,585,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2026, the maximum number of shares that may yet be purchased under this plan was 6.2 million.

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

101

The following financial information, formatted in iXBRL (Inline Extensible Business Report Language), Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

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

Date: November 4, 2026